Form 10KSB
period 1996-03-31
GUNTHER INTERNATIONAL LTD
filed 1996-07-12
CIK 913600

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended March 31, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________________ to ___________________.

Commission file number: 0-22994

                           GUNTHER INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

                          DELAWARE                                               51-0223195
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                     5 Wisconsin Avenue
                    Norwich, Connecticut                                            06360
          (Address of principal executive offices)                               (Zip Code)

Issuer's telephone number: (860) 823-1427

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
                 None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 Par Value
                         Common Stock Purchase Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $12,481,262.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 1996, based upon the average of the reported closing bid and asked prices of such stock on that date as reported by the OTC Bulletin Board, was $11,902,341. The number of shares of the Registrant's Common Stock outstanding as of June 28, 1996 was 4,133,269.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 1996 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                     PART I

Item 1.      Description of Business..............................................   1
                  General.........................................................   1
                  Development of the Business.....................................   1
                  Finishing Systems...............................................   1
                  Strategy........................................................   2
                  Systems.........................................................   3
             Marketing and Sales..................................................   7
             Customers............................................................   8
             Manufacturing........................................................   8
             Installation and Customer Service....................................   9
             Research and Development.............................................  10
             Competition..........................................................  10
             Patents and Proprietary Rights.......................................  11
             Employees............................................................  12

Item 2.      Description of Property..............................................  12

Item 3.      Legal Proceedings....................................................  12

Item 4.      Submission of Matters to a Vote of
                  Security Holders................................................  13


                                     PART II

Item 5.      Market for Common Equity and Related
                  Stockholder Matters.............................................  13


Item 6.      Management's Discussion and Analysis or Plan of
                  Operation.......................................................  14

                  Recent Strategic Initiatives....................................  14
                  Summary Financial Data..........................................  16
                  Change in Accounting Method.....................................  17
                  Results of Operations...........................................  17
                  Liquidity and Capital Resources.................................  19
                  Inflation.......................................................  21


                                  (i)

Item 7.      Financial Statements.................................................  21


Item 8.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.............................  21


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...............  22

Item 10.     Executive Compensation...............................................  22

Item 11.     Security Ownership of Certain Beneficial
                  Owners and Management...........................................  22

Item 12.     Certain Relationships and Related Transactions.......................  22

                                     PART IV

Item 13.     Exhibits and Reports on Form 8-K.....................................  23

Signatures........................................................................  27


                                      (ii)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         The Company designs, develops, assembles, markets and services high-speed systems that automatically assemble printed documents, fold, staple or bind the documents, as required, and insert completed documents into appropriate envelopes for mailing or other distribution. The Company's systems are modular, and may be reconfigured in accordance with customer specifications, and are controlled by Company developed and owned software.

DEVELOPMENT OF THE BUSINESS

        The Company was incorporated under the laws of the State of Delaware on March 22, 1978. After an initial period of inactivity, the Company engaged, between 1981 and 1985, with a joint venture partner, in a program to develop an automated system for packaging for distribution of Federal food stamps. Although the Company was unsuccessful in its efforts to obtain a Federal Government contract, the technology it developed was applicable to other uses. In 1985, Aetna Life and Casualty Company requested the Company to develop finishing systems for use in the insurance business and purchased the first systems produced by the Company in 1986.


        In 1987, the Company and Connecticut Innovations, Inc., a specially chartered Connecticut Corporation ("CII"), entered into the first of several agreements (collectively, the "Development Agreements"), pursuant to which CII provided funding to the Company for product development in exchange for the issuance of 500 shares of Class B Senior Non-Convertible Preferred Stock
("Class B Stock") and future royalty payments based on the total sales of the Company. The Development Agreements were completely amended and restated as of December 31, 1995. As amended and restated, the Development Agreements require the Company to pay CII a royalty equal to .67% of all systems sales of the Company up to a maximum of $775,000 and provides for certain minimum annual royalty payments, payable quarterly. To secure its obligations under the Development Agreements, the Company assigned all then existing and future Company patents to CII. Title to the patents will be transferred back to the Company upon the fulfillment of its obligations under the Development Agreements. See "-Patents and Proprietary Rights" below and "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."


        In September 1992, the Company completed a restructuring that resulted in the infusion of additional capital and the assumption of control by a group of new investors, including Park Investment Partners, Inc. ("Park"), a corporation of which Harold S. Geneen and Gerald H. Newman are the sole stockholders. Pursuant to the restructuring the Company received approximately $2,257,500 in equity financing in exchange for shares of common stock, warrants to purchase common stock and convertible preferred stock. The convertible preferred stock was fully converted into common stock upon completion of the initial public offering of the Company.

         On December 29, 1993, the Company completed its initial public offering of 1,000,000 units of its securities (each unit consisting of one share of the Company's Common Stock, par value $.001 per share, and one callable Common Stock Purchase Warrant). The net proceeds to the Company from the public offering were $3,975,000. The underwriters elected to exercise their over-allotment option in January 1994, which generated additional net proceeds of $615,000. The Company used the proceeds from the offering to reduce its accounts payable, pay down outstanding debt, increase research and development efforts and for general working capital purposes.

FINISHING SYSTEMS

        Traditionally, printing of large quantities of documents has been done primarily by using offset printing presses. The document to be produced is engraved onto a printing plate and multiple copies are produced rapidly and inexpensively. Offset printing produces documents that are identical to each other. Recent advances in computer technology have produced alternatives to offset printing presses including non-impact laser printers. Laser printers take data from computers and transfer the data onto a print drum with a laser beam. Non-impact laser printing allows for variations in the text of each document to be printed. The documents can be personalized and modified as desired.

         Computer-directed printers are employed, in conjunction with mainframe or personal computers, to produce documents. The largest printers most often are placed in centralized print centers that are near mainframe computers. More recently developed non-impact laser printers that print five to 25 sheets per minute can be placed in any location within offices where personal computers are concentrated. The availability of non-impact laser printers has enabled many businesses that generate large quantities of documents to create "in-house" printing centers. The heaviest concentration of non-impact laser printers is in the insurance, finance and banking industries, and government.

         The ability to generate large quantities of documents has created a new way to automate the assembly, sorting and distribution of such documents, a process referred to as "finishing". Most of these functions have been performed "off line", that is, without intelligent or computer directed machines. This requires substantial labor, and documents cannot be assembled with the same degree of accuracy, completeness and speed as allowed by intelligent machines. The output, or finishing of documents, is referred to as post processing and includes such functions as folding, stapling, binding, booklet making and packaging assembled documents for mailing and other distribution. Rolls of feed paper allow for the continuous use of printers without reloading for up to 15 hours, resulting in labor savings. Automated processing systems also permit quicker turnaround of documents, improve the accuracy and completeness of assembled documents, facilitate the elimination of large inventories of pre-printed forms and enable the operator to make changes in the type of documents being assembled without stopping the assembly process and without incurring the expense of designing special mainframe computer programs.

STRATEGY

         The Company's objective is to capitalize on its position as a pioneer in the design and sale of intelligent finishing systems and to expand its customer base. To achieve these objectives, the Company believes that it must continue to offer systems that are flexible enough to meet the varying needs of users and to pursue a strategy that includes the following key elements:

         Expanded Marketing Efforts. Until early 1993, the Company did not have a marketing staff. To generate sales, it relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and the growing reputation of its products. Since hiring a new management team, the Company has been committed to aggressively marketing its systems and expanding its customer base to include a broader range of insurance companies and users in the banking, finance and health care industries. The Company also plans to increase its geographic expansion beyond its traditional North American market territory.

         System Flexibility. The Company remains committed to the objective of providing modular systems to meet customer needs. The Company's systems' modularity offers customers the ability to have a custom designed system assembled from standard components using software written for specific requirements. Such systems are highly flexible and easily upgraded.

         Collaborative Development. The Company will continue to collaborate with customers

(including organizing and conducting user seminars) in order to develop a better understanding of customer needs and to offer comprehensive solutions.

         Focus on Accuracy of Document Assembly. The swift, accurate assembly of documents is critical to customer satisfaction. The Company's systems incorporate technology, including the ability to read bar codes on each sheet included in documents, that check for proper page sequence, detect duplicate or missing pages and verify recipients as each document moves down a conveyor. Systems can verify that a given document has been processed properly and maintain a record of the document. The Company continues to emphasize document integrity in all its research, development and marketing efforts.

         Focus on Customer Productivity and Costs. The Company focuses its product development efforts on further increasing customer productivity and the reduction of system costs while maintaining the document integrity customers require.

SYSTEMS

         The Company's principal products are the DM-2000 Dual Mailer, the EP-4000 Electronic Publishing System, the MS-6000 Mailing System and the FM-1000 Flat Mailer.

         The DM-2000 is designed to process both flat and folded mail from the same print stream, and eliminates the need to separate print runs by page count, a costly and time consuming process. The DM-2000 can process documents from one page to 180 pages in length.

         The EP-4000 processes flat mail and allows documents to be processed in a series of individually processed subgroups. These subgroups can be stapled, bound, matched with other documents and combined for insertion into a large, flat envelope by the EP-4000.

         The MS-6000 processes folded documents. The MS-6000 can tri-fold up to ten sheets and insert the documents into a No. 10 envelope, and can half-fold up to fifteen sheets and insert the documents into a 6-by-9-inch envelope. Postage is then automatically applied.

         The FM-1000 processes flat documents that do not need stapling or binding. The FM-1000 can either envelope or shrink wrap flat documents.

         These systems are typically comprised of some or all of the following component modules:

         System Control Module and Operator Console. The System Control Module incorporates an IBM-compatible 486DX2/66 megahertz central processing unit with dual 850 megabyte hard drives. It performs the system's control functions and operates the system as defined by the customized application program created by the Company after consultations with the customer. The System Control Module communicates with microprocessors located in each module in the system, monitoring all system functions. Upon initiation of operation, the System Control Module triggers the operation of a Laser Reader or a CCD Linear Image Reader. After the resulting information is checked against parameters contained in the system's software, a signal is sent to the Feed Module so that the sheet can be fed into the finishing system. A laser reader is a scanning device which uses a laser light source to read bar-code or OMR (Optical Mark Recognition) information. A CCD (Charged Coupled Device) Linear Image Reader is a scanning device which is used to read bar-code or OMR information. In the CCD Linear Image Reader, the code being read is illuminated with ambient light rather than a laser light source. OMR is a paper marking technology used with mailing systems to indicate to the main system how to process the sheets that are assembled into an envelope. Microprocessors monitor the sensors in each module and carry out the instructions from the System Control Module, validating that each action initiated has been completed. If an error occurs, i.e., an operation is not completed, a message is sent back to the Operator Console for operator action. The Operator Console communicates all messages from the system's modules to the operator through the use of a CRT (cathode ray tube). Bar code or OMR information, scanned by the Laser Reader or CCD Linear Image Reader, is stored on the System Control Module's hard disk for retrieval and auditing with the system's performance information for reporting purposes. A printer is included with each system to provide a hard copy audit trail, and postage reports. Communications software and a modem are provided with each system to permit remote system diagnosis and software updates.

         Laser Reader and CCD Linear Image Reader. The Company was the first to develop processing systems utilizing Laser Readers to scan a bar code to identify each sheet of paper processed. Reading the bar code at over 200 times per second, the System Control Module requires three consecutive identical reads from the Laser Reader before the sheets are fed into the system. Each document set is given a sequence and completeness check from the information in the bar code prior to feeding ("read before feed"). Corrective action, if needed, is taken prior to the assembly or packaging of the document. Systems also may incorporate CCD Linear Image Readers. This reading technology returns a very precise image of the bar code or OMR image being scanned. The CCD Linear Image Reader transmits the image to be processed by the System Control Module approximately 2,000 times a second. With this reading technology, bar code and OMR marks can be used interchangeably, with reading accuracy and speed the equal of laser reading technology.

         F-300 Feeder. The F-300 is a high speed, vacuum fed system. The first stage of the feeder "shingle-feeds" the sheets from the bottom of the bin to the second stage of the feeder. Optimum stack height in the second stage is maintained by microprocessor control of the first stage. A Laser Reader or CCD Linear Image Reader is located in the second stage, where the sheets are read and fed individually at rates of up to 30,000 sheets per hour. In the final stage, the sheets are collected on a conveyor and document set accumulator, which is connected to the next module. Through the use of a diverter, the F-300 can separate particular sheets, such as banners or trailers, from the document prior to collection on the conveyor.

        F-2 Matched Document Feeder. The F-2 is a vacuum feeder that cycles at more than 10,000 sheets per hour. Sheets to be processed are placed face down in the sheet feeder input hopper. This "bottom-feed" design permits the operator to load the hopper while the feeder is cycling. Each sheet is verified, and double or misfeeds are instantly detected by a double feed detector and by analysis of the bar code data by the System Control Module. After verification, each sheet of a document is fed face-down until the document set is complete. Incomplete or out of sequence sets stop the system, and the operator is informed of the problem through the CRT located in the Operator Console.

         F-2 Insert/Cover Feeders. These modules are vacuum feeders capable of feeding a wide range of paper stocks, permitting the customization of processed documents. Controlled by the System Control Module, these feeders are capable of feeding inserts from three and one-half to eleven inches long and eight and one-half to nine inches wide, and covers eight and one-half inches wide by eleven inches long. The System Control Module initiates the proper feed cycle upon receipt of bar code information from a Laser Reader or CCD Linear Image Reader.

         Two-Way Conveyor Module. In a dual mailer system, each sheet of a document is fed, face down, onto the Two-Way Conveyor until the document set is complete. When the number of sheets in a document set is ten or less, they are moved in the direction of the Folded Mail Inserter. When the number of sheets in the document set is greater than ten, but less than 200, the document set is moved in the opposite direction towards a 10 x 13 Enveloper.

         Stapler Module. The Stapler Module applies preformed staples to the left-hand edge of a document as required by the application and as instructed by information in the bar code. Different size staples can be used to accommodate various package thickness'. The maximum number of sheets which can be stapled is 125 for 24-pound paper and 140 for 20-pound paper. The staple position ranges from 1/16 to 1/32 of an inch on the side edge and 1 to 2 inches from top and bottom.

         Stitcher Module. The StitchMaster module allows corner or booklet stitching of 2 to 50 sheets of paper, including covers and other media. The Stitcher is activated by the system control code on the primary documents, such that stitching is performed dynamically throughout a run. Stitched booklets can be intermixed with loose booklets, and those bound by other means. If the Stitcher activates but does not deliver a stitch, the stitch detect feature will sense a missing stitch, declare an error on the system CRT, and stop the machine.

         Spine Tape Module. The taping module automatically applies a water-moistened adhesive tape to the spine of the stapled document. The result is an attractive, secure binding. The bar code controlled system automatically selects the document to be taped. Built-in sensors detect the beginning and end of the document. The moistened tape is applied accurately to the document and secured by top and bottom pressure rollers.

         VeloBind Punch Module. The VeloBind Punch Module punches the paper with the four holes required to apply the VeloBind plastic strip. Up to 20 sheets can be punched at one time. If the package is larger than 20 sheets, the paper is punched in groups of 20 sheets or less and accumulated prior to adding the VeloBind strip.

         VeloBind Fastening Module. The VeloBind Fastening Module is a fully automatic binding method that can bind from two pages to approximately one inch of paper. This binding method is designed for documents where sheets may have to be added or deleted by the recipient at a later time. The actual binder is made up of two plastic strips. One strip has four flexible pins which pass through the punched paper. The second strip with matching holes is placed over the pins on the back of the document. The pins are bent and snapped into the grooves of the second strip. The pins can be removed from the grooves manually to allow the recipient to add and or delete pages.

         Slip and Grip. Slip and Grip is a binding method that utilizes an attractive plastic sleeve placed along the eleven inch edge of an 8-12x11 inch booklet. The sleeve has a triangular cross section and pinches the paper in its "jaws" for a secure grip. Paper can be removed by sliding the grip off by hand. This facilitates updating of documents. The Slip and Grip module is made up of two sections: The grip feeder and the grip applicator. The grip feeder, is loaded by the operator and holds up to 1200 grips. The applicator section opens the grips and places them over the edge of the booklet. The entire system is fully automatic and can bind up to 40 sheets of 20 LB paper.

         Flat Metering. The Flat Metering module provides a means for automatically applying postage to flat envelopes of varying thickness up to 180 sheets. This is achieved by applying the postage to a label with a standard postage meter, which is limited in its thickness capacity, and then applying the label to the package. The Company's system calculates the weight of the complete package and automatically applies the correct postage. Postage can be applied to any of the four corners of the envelope in either a portrait or landscape orientation.

         Friction Feeder. The Friction Feeder is a versatile feeder which separates and feed material from the bottom of a stack of up to 24 inches. It efficiently feed a wide range of material from 20 LB sheets up to 1/2 inch thick booklets. The single knob separator gate adjustment allows for quick and easy set up and material change over.

         Folded Mail Inserter. A completed document set is moved to the Folded Mail Inserter for diverting oversize documents, next folding the document around the enclosures, inserting the complete document set into an envelope, and sealing. The final folded product is inserted into stuffing shoes which jog the product and provide a guidance system for the insertion process. The envelope hopper bottom feeds, allowing freedom of loading while running. If an envelope failure occurs, the unit retries to allow no operator interface. After repeated failure, the machine pauses for operator attention. Three definable diverters are included after the Folded Mail Inserter prior to the postage meters.

         Ink Jet Printing. MS and DM systems may be configured with multi-head ink jet printing capability to dynamically print envelope address, return addresses and bar codes in a variety of font styles and sizes.

         10 x 13 Enveloper Module. The 10 x 13 Enveloper places the document sets in flat pocket envelopes (flap along short side). The envelopes can range in size from 8 to 10 inches wide to 11 1/4 inches to 13 inches long. The pre-glued, self-sealing envelopes are placed on their short ends, open side up. They are fed one at a time to the insertion station. The envelope is opened, and a receiving shoe is slid into the envelope to form an easy entry for the material. After insertion, the envelope is moved to the sealing station where the flap is sealed. The completed package is then placed onto a conveyor. This module is also capable of exception and oversize document processing. Exception documents can be inserted into the envelope without sealing the flap. Oversize documents can be accumulated and placed directly onto the output conveyor.

         Dual Postage Software, Interface, and Meter with Divert. This system component provides two postage meters for intermixed document weight groups. The System Control Modules calculates the amount of postage for each document set using a formula based on sheet count and insert weight previously supplied to the system. The System Control Module transmits directions to the meters for controlling which meter is to be used. If the postage amount is different than the amount set on either meter, the product is deflected into the divert bin.

         Manifest Mail Software for Flat Mail. The most common technique used by the Company systems to meet current United States Postal Service requirements for flat manifest mail requires the manifest identification and postal zone information to be passed to the system in the bar code. In addition, the customer application prints the manifest identification on the address page, above the first line of the address, so that it is visible through the envelope window. The manifest mail software processes the information stored in single or multiple log files and generates reports required by the United States Postal Service. Other alternatives are available to print a manifest identification on the envelopes if the customer cannot print the identification in the envelope window.

         2-D Code. 2-D is an improved method of coding documents, replacing more traditional means such as bar code or OMR. Unlike linear or one-dimensional bar codes, 2-D code has the ability to represent large amounts of information in a small area, thereby making the code less obtrusive and more aesthetic. Data integrity is maintained through the use of 16 or 32 bit Cyclic Redundancy Check
(CRC), which is far more powerful than the self-checking within traditional bar codes.

         Convertible Systems. EP and MS systems can be configured to work in both flat and folded modes, using a quick-connect and disconnect 10x13 flat inserter or folded mail inserter. This feature allows a user to specify either an EP or MS system, depending on the dominant applications, but still retain the ability to run in both flat and folded mode.

MARKETING AND SALES

         Until early 1993, the Company relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and on the growing reputation of its products to generate sales. Since 1993, the Company's marketing staff has actively marketed Company systems and has targeted other types of insurance companies as well as potential customers in the banking, finance and health care industries. The Company will continue its efforts to expand sales to its existing customer base. Based upon available industry reports, approximately 40% of all non-impact cut sheet laser printers are used in the insurance industry. During the fiscal year ended March 31, 1996, approximately 31% of the Company's system sales were to previous purchasers of the Company's systems and the Company believes that repeat sales and upgrades of existing systems will continue to be an important source of revenue. The Company organizes user group seminars to allow customers to discuss their system requirements with each other and the Company, and to collaborate on system design.

         In 1990, the Company was selected by Xerox Corporation to serve as a Xerox Worldwide Printing Systems Marketing Finishing Partner. This partnership program is a formalized approach for managing arrangements between Xerox Worldwide Printing Systems Marketing and its partners. A Xerox Worldwide Printing Systems marketing partner is a vendor who, with the assistance of Xerox, develops and/or markets a high quality product which significantly enhances or enables applications to be effectively printed and/or finished in Xerox page printing environments. In addition, the Company has other informal marketing arrangements with other manufacturers and suppliers of high speed, non-impact laser printers.

CUSTOMERS

         To date, the Company's principal customers have been property and casualty insurance companies, which require accurate, high-speed preparation and distribution of personalized policies and insurance certificates. Since 1986, insurance companies that have purchased the Company's systems have included Aetna, Allstate Insurance Co., Blue Cross/Blue Shield of Connecticut, Chubb & Son Insurance, Colonial Penn, Fireman's Fund, John Hancock Mutual Life Insurance, Metropolitan Life, St. Paul Fire & Marine Insurance, The Travelers and many of the other major insurers in the United States. In addition, the Company's systems have been purchased by A. C. Nielsen, Electronic Data Systems, Nippon Telephone & Telegraph, the State of Mississippi and Automatic Data Processing.

         During fiscal 1996, the Company expanded into the mutual fund and pharmaceutical markets with sales to customers in each of these industries. Despite reliance on sales in the insurance industry, the development of the business has not been dependent upon any single or few customers. Due to the relatively high sales price of the Company's systems, customers who place multiple machine orders within a single year may account for more than 10% of the Company's revenues for that year. However, the Company has not relied on any of these customers to maintain that level of sales from year to year.

         At March 31, 1996, the Company had a backlog of orders for 13 systems aggregating approximately $1,085,000, compared to a backlog of approximately $3,676,000 at March 31, 1995. The Company calculates its backlog by subtracting revenues recognized to date from the total contract price of systems in progress. At the time the Company receives an order from a customer, the customer typically pays 50% of the purchase price, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage of completion method over the production period of the system.

MANUFACTURING

         The Company does not fabricate most of the hardware components of its finishing systems and is largely dependent upon third party suppliers to fabricate and, in some cases, assemble components and/or sub-assemblies of a typical system. At present, the principal suppliers of components or sub-assemblies to the Company include Bowe Systec Inc., Crown Machine Corporation and Seiberco, Incorporated. With the exception of Bowe Systec Inc., the Company does not have long-term supply arrangements with these suppliers. Although the Company believes that other suppliers are available to perform the services provided by the above companies, the termination of the Company's relationship with one or more of these suppliers may result in a temporary interruption in the supply, and potentially the manufacture and shipment, of the Company's systems. The Company is not aware of any material change in the relationships with its suppliers during the past year, nor have any suppliers indicated an intent to materially modify the terms on which they supply materials to the Company. In the past, the Company has replaced certain suppliers who have been unable to meet the Company's requirements with respect to quality, delivery or pricing, and the Company in the future may replace certain other suppliers for similar reasons.

         The Company manufactures, assembles and tests each system at its facilities in Norwich, Connecticut. Each system is further tested for hardware and software compliance with each customer's unique application and media requirements, using customer supplied materials. Upon satisfactory completion of such tests and customer acceptance of the system, each system is disassembled for shipment and reassembly at customer facilities, which is followed by less stringent site acceptance testing and operator training.

INSTALLATION AND CUSTOMER SERVICE

         The Company's systems usually can be installed at a customer's facilities in one day. The Company typically uses a team of two employees, who plan and carry out the installation and programming of the systems. A Company employee will remain at the customer's facilities for approximately two weeks to monitor the initial operation of the system. As part of the installation, the Company trains two operators for one week at either the Company's or the customer's facilities in the operation and maintenance of the system. The Company has monthly meetings with customers to evaluate the performance of systems. All systems are installed with a modem and diagnostic software that enable the Company to monitor system performance off-site. As part of each installation, the Company includes a supply of spare parts which can be resupplied on one day's notice. Each system has been designed to facilitate parts replacements. The Company typically warrants each system for a period of 90 days after installation.

         The Company's customer service group is staffed with 6 employees. If a customer desires, the Company service group details maintenance procedures that may be implemented by the customer. The customer also may purchase the Company's maintenance agreement, which provides for parts and labor for preventive and remedial maintenance, as well as upgrades or modifications to the system purchased by the customer, as they become available. Basic on-call coverage comes with a four-hour response time guarantee; two-hour response is available to customers upon request.

         Since 1987, the Company has contracted with an outside maintenance company, DataCard, to perform the Company's maintenance obligations, except in cases where the customer specifies that maintenance be performed by Company employees or the customer specifies that maintenance be performed by the customer itself. DataCard, a nationally dispatched organization with over 400 technicians and regional technical support staff, is a service company which maintains a variety of computer driven hardware and paper handling equipment. DataCard has 87 base city service locations throughout the United States. DataCard engineers currently perform remedial and preventive maintenance on 76 Company systems across the country. The Company entered into a contract with DataCard on October 13, 1992 in the form of a Third Party Product Service Agreement, which was subsequently amended on July 2, 1993 and February 17, 1994. The Agreement, which has a term of three years, or until satisfaction by the Company of all outstanding obligations to DataCard, specifies the terms and rates under which maintenance service is to be provided to the Company's customers for various levels of maintenance support. The Agreement also specifies support to be given by the Company to DataCard, including initial training of DataCard personnel, product documentation, all required replacement parts and technical support.

         In September 1992, the Company issued a note in the principal amount of $426,502 to DataCard as payment for services previously performed under the contract with the

Company. Principal is payable in quarterly installments of $35,541 beginning in September 1995 and continuing until 1998. The Company has not made any payments against this note. DataCard has agreed to waive the payment of principal until September 30, 1996. The Company owed DataCard an additional $200,000 for services, which was payable beginning in September, 1995 from a percentage of revenues from maintenance contracts. The Company has paid $35,481 against this loan as of March 31, 1996.

         Customers can elect to have the Company train its personnel to maintain their systems. Such training is provided for up to three qualified technicians for three weeks at the Company's facility prior to delivery of the system. Under this program, a spare parts kit is purchased, and as parts are used, they are replaced at a charge to the customer. Along with the maintenance program, the Company also provides maintenance support of the system's software, monthly performance meetings and telephone support for a monthly charge.

         The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 1996, revenues from customer maintenance agreements represented approximately 32% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will continue to account for a significant component of its net sales.

RESEARCH AND DEVELOPMENT

         The Company's principal research and development efforts have been conducted through software and hardware development groups located at its facility in Norwich, Connecticut. These groups focus on improving upon and creating new applications of the Company's technology. The Company's engineering staff also generates the functional specifications and development schedules for each of the Company's customers. The Company performs all material development and engineering functions internally. The Company from time to time engages third parties to design hardware components based upon specifications developed by the Company.

         For the fiscal years ended March 31, 1996 and 1995, the Company incurred expenses of approximately $64,407 and $79,764, respectively, for research and development activities.

COMPETITION

         The Company's principal competitors are Pitney-Bowes and Bell & Howell, each of which has substantially greater resources, financial and otherwise, than the Company. The Company is not aware of any studies concerning the size of the market for finishing systems. However, based principally upon information from customers, the Company believes that it has only a small share of the entire market for finishing systems. Although the Company's market share for finishing systems is small relative to its competition, the Company is nonetheless successful in many situations, primarily due to the unique capabilities of Gunther equipment to handle effectively more complex mailing system applications. The principal competitive factors in the Company's business are product functionality, price/performance and reliability, and the Company believes that it competes favorably on the basis of each of these factors. The Company also believes that it competes effectively in sales to its existing customer base because of, among other things, its emphasis on document integrity, its focus on customer needs and the flexibility of its systems resulting from the application of its proprietary technology.

PATENTS AND PROPRIETARY RIGHTS

         The Company has pursued an intellectual property rights strategy to protect its proprietary product developments. The Company's policy is to file patent applications to protect its technology, and the inventions and improvements that may be important to the development of its business. As a further precaution, the Company licenses, rather than sells, its proprietary system software to customers. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to protect its intellectual property rights. However, the Company does not consider its patent and other intellectual property rights as material to its competitive position, which, it believes, depends on the ability to adapt technology to customer needs and in particular to modify software that controls system functions, and, to a lesser extent, to combine modules.

         The Company has been issued 9 patents in the United States, has 2 pending patent applications in the United States, and intends to continue to file patent applications on its products and systems. All patent applications filed by the Company are directed to salient features of the Company's systems. The Company regards certain computer software and service applications as proprietary. The Company relies on nondisclosure agreements with its employees and, where the Company regards it as necessary, with customers.

         In connection with the Development Agreements with CII and as partial consideration for loans made in connection therewith, the Company has assigned all existing and future Company patents to CII as security for the Company's performance. Title to the patents will be transferred back to the Company upon the fulfillment of its obligations under the Development Agreements, as amended and restated as of December 31, 1995.

         Although the Company believes that patents and other intellectual property rights may be important to its business, there can be no assurance that patents will issue from any applications therefor, or if patents issue, that the claims allowed will be of adequate scope to protect the Company's technology or the issued patents or other technology rights will not be challenged or invalidated. The Company's business could be adversely affected by increased competition in the event that any patent granted to it is adjudicated to be invalid or is inadequate in scope to protect the Company's operations, or if any of the Company's other arrangements related to technology are breached or violated. Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful. Furthermore, the Company could incur substantial costs in defending itself in patent infringement suits brought by others and in prosecuting suits against patent infringes.

         In connection with the restructuring completed by the Company in September 1992, the Company granted to Bell & Howell a nonexclusive license for read and feed technology developed and patented by the Company. The technology previously had been licensed by the Company to one of its component suppliers, Ascom Holding, Inc. ("Ascom"), but was not transferable by Ascom. The license granted to Bell & Howell was in consideration for the forgiveness of indebtedness of the Company to Ascom and the payment by Ascom of $250,000 to CII on behalf of the Company. The Company believes that Bell & Howell purchased the business and assets of Ascom in 1992. The license granted to Bell & Howell is royalty free and coterminous with the patents with respect to the licensed technology. The Company does not believe that the license granted to Bell & Howell has affected the Company's competitive position. To the Company's knowledge, to date, Bell & Howell has not incorporated the technology into its systems, and the Company believes that use of the technology would require substantial modification of Bell & Howell's system, including making it software driven. The Company does not regard the technology itself as material to its competitive position, which depends on the Company's ability to adapt technology to customer needs and, in particular, to modify software that controls system functions and, to a lesser extent, to combine modules. However, the development by Bell & Howell of a software driven system based in part on the technology could adversely affect the Company's competitive position.

EMPLOYEES

         At March 31, 1996, the Company had 79 full-time employees, consisting of 52 engaged in engineering and development and manufacturing support, 12 in marketing and sales activities, 6 in customer services and 9 in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company's principal facilities are located at 5 Wisconsin Avenue, Norwich, Connecticut, where the Company leases approximately 40,000 square feet of space. The Company leases its facility on a month-to-month basis which requires payment of monthly rent in the amount of $21,000. The Company is currently negotiating with the owner of the facility, and owners of other properties in the area, to secure a long term lease of this or other facilities. Of the Company's space in Norwich, approximately 3,000 square feet is devoted to office and administrative uses, approximately 34,000 square feet to engineering, development and assembly activities, and approximately 3,000 square feet to marketing, sales and customer service functions. The Company also has sales offices in Charleston, Rhode Island and Chicago, Illinois, that are leased on a month-to-month basis for rent aggregating $850 per month.


ITEM 3. LEGAL PROCEEDINGS.

         A former employee who was terminated from employment on December 3, 1993, filed an application for a prejudgment remedy in the Connecticut Superior Court for the Judicial District of Fairfield at Bridgeport on January 28, 1994 seeking an attachment of $300,000 on Company assets. On March 8, 1995, the court issued a written decision denying the employee's application, holding that the employee had failed to demonstrate "probable cause" that a judgment would be rendered in his favor should the case proceed to trial. On June 12, 1995, the Company was served with a complaint despite the denial of the prejudgment remedy application. The complaint attempts in three counts to set out claims or wrongful discharge under Connecticut common law exceptions to the employment - at - will doctrine. The case has been claimed for a jury trial, but no specific trial date has been set.

         Mayer-Wittman Joint Ventures, Inc. ("MWJV") brought suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stanford on October 13, 1993. MWJV alleged breach of written contract, breach of oral contract, unjust enrichment and promissory estoppel in connection with the investment banking services plaintiff purportedly rendered to the Company in the period December 14, 1990 to October 14, 1992. The case was tried before a Connecticut State Trial Referee during November, 1995, and a written decision was filed on March 16, 1996. The Referee ruled in the Company's favor on the first four counts of the complaint and against the Company on the fifth count. If judgment enters in the amounts set by the referee, the Company will be liable to pay the principal amount of $110,000 and prejudgment interest at the rate of 10% per year since October 1992. The Company has objected to the interest portion of the award. The appeal period has not run, and it is unknown whether the plaintiff will appeal the ruling against it on counts in which it sought $309,922.50.

         The Company believes that it has valid defenses to the actions described above and has established appropriate financial reserves that are believed to be adequate for potential liabilities the Company is reasonably likely to incur. Accordingly, the Company believes that the ultimate disposition of such actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         From December 21, 1993 to April 12, 1995, the Company's Common Stock was traded on the NASDAQ SmallCap Market under the symbol SORT. On April 12, 1995, the National Association of Securities Dealers ("NASD") delisted the Common Stock from the NASDAQ SmallCap Market due to the Company's failure to maintain capital and surplus of at least $1,000,000. Since that time, the Common Stock has been quoted on the OTC Bulletin Board.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter of fiscal 1995 and fiscal 1996, as reported by NASDAQ and the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commission and may not represent actual transactions.

                                                          Bid Price
                                                          ---------
      Fiscal Quarter                              High                 Low
      --------------                              ----                 ---
First Fiscal Quarter - 1995                      $4 3/8               $3 1/8
(April 1 - June 30, 1994)

Second Fiscal Quarter - 1995                      4 3/4                3 1/4
(July 1 - September 30, 1994)

Third Fiscal Quarter - 1995                       4 3/8                2 3/8
(October 1 - December 31, 1994)

Fourth Fiscal Quarter - 1995                      2 15/16              1 1/4
(January 1 - March 31, 1995)

First Fiscal Quarter - 1996                       3                    2 3/4
(April 1 - June 30, 1995)

Second Fiscal Quarter - 1996                      4 1/4                3
(July 1 - September 30, 1995)

Third Fiscal Quarter - 1996                       4 7/8                3 1/2
(October 1 - December 31, 1995)

Fourth Fiscal Quarter - 1996                      6 13/16              3 3/4
(January 1 - March 31, 1996)

         On June 28, 1996, the high and low bid price quotations for the Company's Common Stock were $5 1/4 and $5, respectively, as reported by the OTC Bulletin Board.

         As of June 28, 1996 there were approximately 125 record owners of the Company's Common Stock, although the Company believes its Common Stock is beneficially held by more than 300 persons. There is one record owner of the Company's Class B Common Stock. The Company has not paid dividends of its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RECENT STRATEGIC INITIATIVES

         Management Changes. In July, 1995, Frederick W. Kolling III, CPA, joined the Company to fill the position of Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Kolling has held the senior financial position in two other high technology, high growth companies over the past eleven years. In September, 1995, James H. Whitney, the Chief Executive Officer, Alan W. Morton, the Vice President of Operations, and Mr. Kolling were elected to the Board of Directors.

         Marketing Strategy. As discussed above, the Company plans aggressively to pursue other market segments to widen the potential customer base. See "Business - Strategy." Historically, the Company has enjoyed considerable success in penetrating the insurance industry, where package complexity and document integrity are well served by the Company's sophisticated finishing systems. Although this segment will continue to be an important source of future revenues, the Company expects to pursue previously unexplored opportunities in the mutual fund, HMO field, and banking and brokerage industries, where the increased complexity of mailing operations lend themselves to Company solutions. The Company also will endeavor to increase its geographic penetration beyond its traditional North American market territory. Management believes that significant additional revenues can be obtained from key accounts in certain European countries, as well as from the more developed markets in Asia-Pacific.

         In years prior to fiscal year 1996, due to the Company's financial position and resulting cash needs, the Company was focused on consummating sales without due regard to a coherent product pricing strategy. This practice resulted in an erosion of gross profit margins. Similarly, the Company had undertaken specific contracts involving significant development effort without adequately anticipating (or being reimbursed for) such efforts. Management believes that it is possible to establish and maintain selling prices without losing significant volume, and has been successful in implementing such a policy in fiscal year 1996. The Company intends to focus its future selling efforts primarily on standard products, while acknowledging that some degree of customization is inherent in the type of products the Company supplies. Management believes these actions will enhance the Company's ability to successfully enter new markets and allow the Company to increase gross profit margins.

         Cost Reduction. In addition to the initiatives discussed above, Management intends to aggressively pursue product cost reduction. Management believes that substantial cost reduction can be achieved without compromising quality and, in some cases, while simultaneously improving system performance. Engineering resources are currently being devoted to redesign and reduce the cost of major components of the Company's systems. In addition, manufacturing operations are being restructured to improve operating efficiency by assembling commonly used modules in multiple lots, as opposed to assembling components in response to individual orders. Similarly, component parts supplied by third party suppliers are being ordered against blanket orders for best pricing and improved supplier efficiency. Finally materials ordering is being coordinated more effectively with manufacturing schedules to assure that such materials are available when needed. As discussed below, Management believes that these and other actions will result in improved gross margins.

SUMMARY FINANCIAL DATA

         The summary financial data presented below should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere herein.

                                Year Ended        Year Ended        Year Ended
                              March 31, 1996    March 31, 1995    March 31, 1994
                              --------------    --------------    --------------
                                                                   (restated)(1)
Sales:
Systems                        $  8,458,700      $  6,629,988      $  5,117,151
Maintenance                       4,022,562         2,935,333         2,458,363
                               ------------      ------------      ------------
Total Sales                      12,481,262         9,565,321         7,575,514
                               ------------      ------------      ------------

Cost of Sales:
Systems                           4,895,387         4,844,531         3,017,612
Maintenance                       2,826,853         2,306,597         2,146,244
                               ------------      ------------      ------------
Total Cost of Sales               7,722,240         7,151,128         5,163,856
                               ------------      ------------      ------------

Gross Profit                      4,759,022         2,414,193         2,411,658

Selling and Administrative
   Expenses                       5,330,807         5,710,062         5,743,982
Research and Development
   Expenses                          64,407            79,764           356,211
                               ------------      ------------      ------------

Operating Loss                     (636,192)       (3,375,633)       (3,688,535)

Interest                           (243,363)         (176,814)         (137,416)
Debt Conversion Expense                   0           (99,998)                0

Net Income (Loss)              ($   879,555)     ($ 3,652,445)     ($ 3,825,951)
                               ============      ============      ============

Loss Per Share                 ($      0.23)     ($      1.08)     ($      1.61)
                               ============      ============      ============

Weighted Average Shares
Outstanding (2)                   3,897,367         3,383,730         2,371,220
                               ============      ============      ============

(1) See Note 4 of the Notes to Financial Statements and the discussion below under "Change in Accounting Method".

(2) Loss per share is computed using the weighted average number of common shares outstanding during each period presented. Outstanding warrants and options would be anti-dilutive, and, therefore, were not considered as common stock equivalents.

CHANGE IN ACCOUNTING METHOD

         Effective as of April 1, 1994, the Company adopted the percentage of completion method of accounting for systems sales and related costs. Previously, the Company had reported revenue and costs on systems sales under the completed contract method of accounting. For purposes of providing comparative statements, except where noted, all prior year financial information included in this report has been restated to reflect this change in accounting method.

         The Company believes that the percentage of completion method of accounting is the preferable method of accounting for contracts extending beyond one reporting period. Under the percentage of completion method of accounting, contract revenues are recorded ratably as the work progresses on a system and related costs are recognized based on the estimated costs of the total contract. In contrast, the completed contract method of accounting records contract revenue only when a system is substantially completed. The Company believes that the completed contract method of accounting may generate large and potentially misleading fluctuations in reported revenue that bear little or no relationship to the manufacturing cycle of the Company. Under the percentage of completion method of accounting, the revenues and profits are more evenly distributed in the periods during which they were actually earned. This change in accounting method will lessen the possibility of large fluctuations in revenues and profits which may occur among the reporting periods due to a delay in the shipment date from one week to another. The effect of the change in accounting method was a reduction of net loss for the period ended March 31, 1994 of $136,478, and a reduction of loss per share of $.06 for the same period.


RESULTS OF OPERATIONS

         FISCAL YEAR ENDED MARCH 31, 1996
         COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

         Systems sales for fiscal 1996 increased $1,829,000, or 28%, from fiscal 1995. Substantially all of this increase was attributable to increased unit sales, rather than changes in the prices of the Company's systems. Approximately 29 systems were completed in fiscal 1996, compared to 16 in fiscal 1995. At March 31, 1996, the systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand, was $1,085,000 (or 13 systems) as compared to $3,676,000 (or 18 systems) at March 31, 1995. The reduction in backlog is attributable solely to the timing of order flows, which have improved substantially since the end of fiscal 1996. Accordingly, management does not believe the reduction in backlog between the periods reflects any deterioration in the Company's prospects.

         Maintenance revenues increased $1,087,000, or 37%, as a result of the larger number of systems in the field and inflationary price increases in maintenance contracts between the periods.

         Gross profit increased to $4,759,000 in fiscal 1996. The gross margin on system sales increased significantly from 27% in fiscal 1995 to 42% in fiscal 1996 reflecting a return to the Company's historic gross profit margins. The maintenance gross profit percentage increased from 21% in fiscal 1995 to 30 % in fiscal 1996, reflecting an increase in requests for special services, which yield a higher gross margin than the services covered by the Company's standard maintenance contract.

        Selling and administrative expenses decreased $379,000, or 7 %, from fiscal 1995 to fiscal 1996. The decreased level of expenses reflects the efforts of management to hold fixed costs steady during a period of growing sales revenues.

         Research and development expenses decreased $15,000, or 19%, from fiscal 1995 to fiscal 1996, as the Company's personnel worked to engineer the increased number of systems sold between the periods. The increased level of sales activity during fiscal 1996 necessitated the diversion of resources from research and development to production and a corresponding shift of costs from research and development to cost of sales.

         Interest expense for fiscal 1996 increased $66,000, or 38 %, from fiscal 1995, increasing from $177,000 to $243,000. This increase was directly attributable to the increase in borrowings between the periods. Debt conversion expense for 1995 consists of a one-time charge of $100,000 for the early conversion of $400,000 of outstanding debt into common stock.

         As a result of the foregoing, the Company incurred a net loss of $880,000 for the fiscal year ended March 31, 1996, as compared to a net loss of $3,652,000 for the fiscal year ended March 31, 1995.

         The Company believes that it will achieve a substantial reduction or elimination of its operating and cash flow losses during the next year. The Company's ability to achieve profitability will depend on its ability to increase systems and maintenance sales and continue to improve gross margins.


         FISCAL YEAR ENDED MARCH 31, 1995
         COMPARED TO PRO FORMA FISCAL YEAR ENDED MARCH 31, 1994

         Systems sales for fiscal 1995 increased $1,513,000, or 30%, from fiscal 1994. Substantially all of this increase was attributable to increased unit sales, rather than changes in the prices of the Company's systems. Approximately 16 systems were completed in fiscal 1995, compared to 12 in fiscal 1994. At March 31, 1995, the systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand, was $3,676,000 (or 18 systems) as compared to $2,736,000 (or 14 systems) at March 31, 1994.

         Maintenance revenues increased $477,000 or 19%, as a result of the larger number of systems in the field and inflationary price increases in maintenance contracts between the periods.

         Gross profit increased to $2,414,000 in fiscal 1995. However, the gross margin on system sales decreased significantly from 41 % in fiscal 1994 to 27% in fiscal 1995 due to an unusually high level of custom work that the Company chose to undertake on many of the systems that were in production during fiscal 1995 or in process at March 31, 1995. These systems included nonstandard features requested by customers, and the Company is incurring higher than normal production costs resulting from the incorporation of these features.

The maintenance gross profit percentage increased from 13% in fiscal 1994 to 21 % in fiscal 1995, reflecting an increase in requests for special services, which yield a higher gross margin than the services covered by the Company's standard maintenance contract.

        Selling and administrative expenses decreased $34,000, or 1%, from fiscal 1994 to fiscal 1995. The relatively unchanged level of expenses reflects the efforts of management to hold fixed costs steady during a period of growing sales revenues.

         Research and development expenses decreased $276,000, or 78%, from fiscal 1994 to fiscal 1995, as the Company's personnel worked to engineer the increased number of systems sold between the periods. The increased level of sales activity during fiscal 1995 necessitated the diversion of resources from research and development to production and a corresponding shift of costs from research and development to cost of sales.

         Interest expense for fiscal 1995 increased $40,000, or 29%, from fiscal 1994, increasing from $137,000 to $177,000. This increase was directly attributable to the increase in borrowings between the periods. The additional borrowings were necessary to support the continuing operating losses of the Company. Debt conversion expense for 1995 consists of a one-time charge of $100,000 for the early conversion of $400,000 of outstanding debt into common stock.

         As a result of the foregoing, the Company incurred a net loss of $3,652,000 for the fiscal year ended March 31, 1995, as compared to a net loss of $3,826,000 for the fiscal year ended March 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve profitability. During the year ended March 31, 1996, the Company had a negative cash flow from operations of $655,000, compared to negative cash flows of $2,981,000 and $3,631,000 for the years ended March 31, 1995 and 1994, respectively. These cash flow deficiencies reflect the increased costs associated with the Company's expanded marketing and sales efforts and the lack of additional sales sufficient to offset the increased expenditures.

         The negative cash flows of the Company during fiscal 1996 and 1995 have been funded primarily through increased borrowings and the conversion of outstanding notes payable as well as new issuances of the Company's equity securities. Management's strategy is to maintain or reduce expenses and increase sales to the point where the Company becomes profitable. See "Description of Business - Strategy" and "Management's Discussion and Analysis or Plan of Operation - Recent Strategic Initiatives."

                  In general, as the Company achieves higher sales volumes, a cash flow benefit will be realized from the increasing levels of deposits received from customers, usually 50% of the system price at the time the order is placed. This will be evidenced by an increasing liability balance when the liability "billings in excess of costs and estimated earnings on uncompleted contracts" and the asset "costs and estimated earnings in excess of billings on uncompleted contracts" are netted. The Company believes that an increased level of sales can be supported without a significant corresponding increase in inventory levels due to improvements in purchasing procedures and parts receipts scheduling.

         Effective December 31, 1995, the Company completed negotiations with CII, and the parties entered into a new agreement completely amending and restating the Company's obligations under the Development Agreements (the "Amended and Restated Development Agreement"). Under the Amended and Restated Development Agreement, (i) CII agreed to surrender to the Company the 500 shares of Class B preferred stock formerly held by CII, (ii) the Company agreed to make royalty payments to CII based on a revised formula calculated with respect to future systems sales of the Company, and (iii) CII agreed to waive all prior unpaid royalties owed and any prior defaults of the Company under the Development Agreements.

                  The revised royalty formula contained in the Amended and Restated Development Agreement requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales of the Company up to a maximum of $775,000 and provides for certain minimum annual royalty payments, payable quarterly, as follows:

                                                          Total Minimum
                      Calendar Year                    Payments for the Year
                      -------------                    ---------------------
                          1996                                $ 75,000
                          1997                                  75,000
                          1998                                 100,000
                          1999                                 100,000
                          2000                                 125,000
                          2001                                 125,000
                          2002                                 175,000
                                                               -------

                                                              $775,000
                                                              ========

         Purchases of property and equipment totaled $207,000 in fiscal 1996 and are expected to be slightly higher in fiscal year 1997. The current and planned capital spending levels are not believed to be a significant element of liquidity.

         In September 1992, the Company issued a note in the principal amount of $426,502 to DataCard as payment for services previously performed under the contract with the Company. Principal is payable in quarterly installments of $35,541 beginning in September 1995 and continuing until 1998. The Company has not made any payments against this note. The Company owed DataCard an additional $200,000 for services, which was payable beginning in September, 1995 from a percentage of revenues from maintenance contracts. The Company has paid $35,481 against this loan as of March 31, 1996. These loans do not have any material restrictive covenants.

         The Company estimates that its debt service requirements, including principal and interest payments, through March 31, 1997 will aggregate approximately $667,000.

         Historically, the Company has financed its operations through cash generated from financing arrangements with third parties, bank borrowings secured by affiliate guarantees or cash collateral furnished by affiliates, customer deposits, and the sale of equity interests in the Company. As of March 31, 1996, the balance of cash and marketable securities was $452,893, $325,834 of which was pledged to secure the Company's $300,000 note payable to a bank. As of such date, the Company had a $2,000,000 revolving credit facility with a bank, of which $1,700,000 was outstanding at March 31, 1996.

         On June 4, 1996, the Company entered into a new line of credit arrangement with a bank which was used to refinance the Company's pre-existing line of credit. The new arrangement provides for two revolving loans totaling $2,000,000. The available borrowing under Facility A is in the amount of $1,750,000, and is to be fully cash collateralized by assets provided by Mr. Harold S. Geneen, a stockholder and a Director of the Company. The funds advanced under Facility A bear interest at the bank's base rate. The maturity date of Facility A is January 10, 1998. The available borrowing under Facility B is in the amount of $250,000, and is secured by all tangible and intangible personal property of the Company. The funds advanced under Facility B bear interest at the bank's base rate, plus 1%. The maturity date of Facility B is January 10, 1998. On July 5, 1996, there was an outstanding balance of $1,700,000 owed to the bank on Facility A, and a $0 balance owed to the bank on Facility B. There are no mandatory prepayments due for either Facility A or B prior to the maturity date.

         Except for the financing arrangements described above, the Company does not have any commitments for outside funding of any kind. It must depend, therefore, upon the generation of sufficient internally generated funds and the remaining funds available under its revolving line of credit to fund its operations during fiscal 1997. Management believes that such internally generated funds and available borrowings under its revolving credit facility will be sufficient to fund its cash requirements during fiscal 1997.

INFLATION

         The effect of inflation on the Company has not been significant during the last two fiscal years.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

        This report contains forward looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the finishing and related industries, competitive factors and pricing pressures, changes in the Company's product mix, technological obsolescence of existing products and the timely development and acceptance of new products, inventory risks due to shifts in market demands, component constraints and shortages, and the ramp-up and expansion of manufacturing capacity.


ITEM 7. FINANCIAL STATEMENTS.

         The financial statements required by this item are presented on pages F-1 through F-23 immediately following the signature page of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1996 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1996. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.


ITEM 10. EXECUTIVE COMPENSATION.

         The information required by Items 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1996 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1996. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1996 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1996. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1996 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1996. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits required by Item 601 of Regulation S-B:

                  3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i)(a) to the Company's Registration Statement on Form SB-2, Commission File No. 33- 70052-B, and incorporated herein by reference).

                  3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i)(b) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  3.3 Certificate of Amendment of Restated Certificate of Incorporation (the form of which was filed as Exhibit 3(i)(c) to the Company's Registration Statement on Form SB-2, Commission File No. 3370052-B, and is incorporated herein by reference).

                  3.4 By-Laws of the Company, as amended (filed as Exhibit 3(ii) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.1 Recapitalization Agreement dated September 4, 1992 (filed as Exhibit 10(a) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.2 Underwriting Agreement, dated December 20, 1993, by and among the Company, JW Charles Securities, Inc. and Corporate Securities Group, Inc. (the form of which was filed as Exhibit 1 to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and is incorporated herein by reference).

                  10.3 Employment Agreement, dated September 4, 1992, between the Company and William H. Gunther, Jr. (filed as Exhibit 10(o) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.4 Stock Subscription Warrant, issued September 4, 1992, entitling Park Investment Partners, Inc. to purchase 102,000 shares of the Company's Common Stock at $0.375 per share (the "Warrant Price") (filed as
                           Exhibit 10(h) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.5 Stock Subscription Warrant, issued September 4, 1992, entitling Gerald H. Newman to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(i) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.6 Stock Subscription Warrant, issued September 4, 1992, entitling Joyce D. Flaschen to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(j) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.7 Stock Subscription Warrant, issued September 4, 1992, entitling Harold S. Geneen to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(k) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.8 Stock Subscription Warrant, issued September 4, 1992, entitling Howard Alper to purchase 26,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(l) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.9 Stock Subscription Warrant, issued September 4, 1992, entitling Mark Fisher to purchase 6,667 shares of the Company's Common Stock at the Warrant Price (filed as
                           Exhibit 10(m) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.10 Stock Subscription Warrant, issued September 4, 1992, entitling Caren Barness to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(n) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.11 Stock Subscription Warrant, issued September 4, 1992, entitling Guy W. Fiske to purchase 26,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(o) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.12 Royalty Agreement, dated September 3, 1992, between the Company and William H. Gunther, Jr. (filed as
                           Exhibit 10(s) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.13 Royalty Agreement, dated September 3, 1992, between the Company and William H. Gunther III (filed as
                           Exhibit 10(t) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.14 Royalty Agreement, dated September 3, 1992, between the Company and Joseph E. Lamborghini (filed as
                           Exhibit 10(u) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.15 Royalty Agreement, dated September 3, 1992, between the Company and Rufus V. Smith (filed as Exhibit 10(v) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.16 Royalty Agreement, dated September 3, 1992, between the Company and Christine E. Gunther (filed as
                           Exhibit 10(w) to the Company's Registration

                           Statement on Form SB-2, Commission File No.
                           33-70052-B, and incorporated herein by reference).

                  10.17 Royalty Agreement, dated September 3, 1992, between the Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.18 Letter Agreement, dated September 1, 1992, between the Company and DataCard (filed as Exhibit 10(ee) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.19 Promissory Note of the Company, dated September, 1992, to DataCard, in the amount of $426,501.99 (filed as Exhibit 10(ff) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.20 Third Party Product Service Agreement, dated October 13, 1992, between the Company and DataCard (filed as
                           Exhibit 10(gg) to the Company's Registration
                           Statement on Form SB-2, Commission File No.
                           33-70052-B, and incorporated herein by reference).

                  10.21 First Amendment to the Third Party Product Service Agreement, dated July 2, 1993, between the Company and DataCard (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.22 Second Amendment to the Third Party Product Service Agreement, dated February 17, 1994, between the Company and DataCard (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.23 Agreement, dated August 29, 1991, between the Company and Standard Duplicating Machines Corporation (filed as Exhibit 10(hh) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.24 Form of Employee Stock Option Plan and Founders Option Plan (filed as Exhibit 10(kkk) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.25 Letter Agreement, dated December 13, 1993, deferring certain payments by the Company (filed as Exhibit 10(III) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.26 Warrant, dated October 20, 1993, to purchase 40,000 shares of Common Stock issued to Mark Fisher (filed as Exhibit 10(vvv) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.27 Warrant, dated January 9, 1995, to purchase 13,333 shares of Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.28 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson (filed as Exhibit 10.51 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.29 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Roni Aron Jesselson (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.30 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Jonathan Judah Jesselson (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.31 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.32 Warrant, dated January 12, 1995, to purchase 13,333 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.33 Non-exclusive License Agreement between the Company and Bell & Howell (filed as Exhibit 10(.qaii) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.34 Memorandum Agreement dated as of March 30, 1992 between the Company, Ascom Holding, Inc. and Ascom Auteka, AG (filed as Exhibit 10(bbbb) to the Company's Registration Statement on Form SB-2, Commission File No. 33- 70052-B, and incorporated herein by reference).

                  10.35 Agreement dated as of June 25, 1992 between the Company, Ascom Holding, Inc. and Ascom Auteka, AG (filed as Exhibit 10(cccc) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

                  10.36 Commercial Revolving Promissory Note of the Company in the amount of $300,000, dated March 29, 1995, to Fleet Bank (filed as Exhibit 10.59 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.37 Revolving Credit Note of the Company in the amount of $1,350,000, dated March 16, 1995, to Fleet Bank (filed as Exhibit 10.60 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.38 First Amendment to the Revolving Credit Note of the Company increasing the principal amount from $1,350,000 to $1,500,000, dated April 13, 1995, to
                           Fleet Bank (filed as Exhibit 10.61 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.39 Second Amendment to the Revolving Credit Note of the Company increasing the principal amount from $1,500,000 to $2,000,000, dated May 31, 1995, to
                           Fleet Bank (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.40 Xerox Worldwide Printing Systems Partners Program Partnership Guide dated August 1990 (filed as Exhibit
                           10.64 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

                  10.41 Third Amendment to the Revolving Credit Note of the Company from Fleet Bank dated September 29, 1995, extending the maturity of the Note to October 31, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB dated November 13, 1995 and incorporated herein by reference).

                  10.42 Amendment and Restatement of Development Agreement made as of December 31, 1995 between the Company and CII (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB dated February 12, 1996 and incorporated herein by reference).

                  10.43 Letter from Fleet Bank dated February 9, 1996, extending the maturity of the Revolving Credit Note of the Company to July 31, 1997, from September 30 and October 31, 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB dated February 12, 1996 and incorporated herein by reference).

                  24 Power of Attorney pursuant to which this report has been executed.


                  27       Financial Data Schedule

         b.    Reports on Form 8-K.         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GUNTHER INTERNATIONAL, LTD.



                             By:  /s/ Frederick W. Kolling III
                                  -------------------------------------------
                                  Frederick W. Kolling III
                                  VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                  AND TREASURER
                                  (ON BEHALF OF THE REGISTRANT AND AS
                                  PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


Date:   July 12, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature:                          Title:                              Date:
- ----------                          ------                              ----
/s/ James H. Whitney                President, Chief Executive          July 12, 1996
- --------------------                Officer (Principle Executive
James H. Whitney                    Officer)



/s/ Frederick W. Kolling III                                            July 12, 1996
- ----------------------------
Frederick W. Kolling III
Attorney-in-Fact for:


Guy W. Fiske                    Director
Harold S. Geneen                Director
J. Kenneth Hickman              Director
Frederick W. Kolling, III       Director
Alan W. Morton                  Director
Gerald H. Newman                Director
James H. Whitney                Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page No.
Report of Independent Public Accountants                                                F-2

Balance Sheets as of March 31, 1996 and 1995                                            F-3

Statements of Operations for the Years Ended March 31, 1996
     1995 and 1994                                                                      F-5

Statements of Stockholders' Equity for the Period April 1, 1993
     to March 31, 1996                                                                  F-6

Statements of Cash Flows for the Years Ended March 31, 1996,
     1995 and 1994                                                                      F-7

Notes to Financial Statements                                                           F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gunther International, Ltd.:

         We have audited the accompanying balance sheets of Gunther International, Ltd. (the Company) (a Delaware corporation) as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

                                       Hartford, Connecticut
                                       June 5, 1996

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                             MARCH 31, 1996 AND 1995

                                                                                       1996                      1995
                                                                                       ----                      ----
Assets
Current Assets:
   Unrestricted Cash and Short-Term Investments                                 $   127,059               $   308,596
   Restricted Cash and Short-Term Investments                                       325,834                   300,000
   Accounts Receivable, Net                                                       1,187,082                   641,397
   Costs and Estimated Earnings in Excess of
     Billings on Uncompleted Contracts                                              331,644                 1,197,572
   Inventories                                                                    1,312,407                 1,815,887
   Prepaid Expenses                                                                  88,863                   222,228
                                                                                 ----------                ----------

            Total Current Assets                                                  3,372,889                 4,485,680
                                                                                 ----------                ----------
Property and Equipment:
   Machinery and Equipment                                                          761,700                   566,901
   Furniture and Fixtures                                                           113,982                   103,087
   Leasehold Improvements                                                            67,811                    66,326
                                                                                -----------                ----------

                                                                                    943,493                   736,314
   Less - Accumulated Depreciation
     and Amortization                                                              (292,099)                 (198,609)
                                                                                -----------                ----------

                                                                                    651,394                   537,705
                                                                                -----------                ----------
Other Assets:
   Excess of Cost Over Fair Value of Net
     Assets Acquired, Net                                                         3,668,772                 3,892,250
   Deferred Preproduction Costs, Net                                                397,444                   145,140
   Accounts and Notes Receivable From Stockholders                                   19,177                    92,939
   Investment, at Lower of Cost or Market                                            30,000                    30,000
   Other                                                                             16,183                         0
                                                                                -----------                ----------

                                                                                  4,131,576                 4,160,329
                                                                                -----------                ----------

                                                                                $ 8,155,859               $ 9,183,714
                                                                                ===========               ===========


   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                           BALANCE SHEETS (CONTINUED)
                             MARCH 31, 1996 AND 1995

                                                                                        1996                       1995
                                                                                        ----                       ----
Liabilities and Stockholders' Equity
- ------------------------------------
Current  Liabilities:
   Notes Payable to Stockholders                                                $          0                $   200,000
   Accounts Payable to Stockholder                                                   100,000                          0
   Notes Payable and Current Maturities of
     other Long-Term Debt                                                            666,325                    462,245
   Accounts Payable                                                                1,951,551                  1,787,341
   Accrued Expenses                                                                  494,089                    347,445
   Billings in Excess of Costs and Estimated
     Earnings on Uncompleted Contracts                                               243,371                  1,655,838
   Deferred Service Contract Revenue                                               1,124,028                  1,176,805
                                                                                ------------                -----------
          Total Current Liabilities                                                4,579,364                  5,629,674
                                                                                ------------                -----------

Long-Term Debt, Less Current Maturities                                            1,964,709                  1,951,108
Class B Senior, Non-Convertible, Redeemable
   Preferred Stock, $.001 Par Value; 500 Shares
   Authorized, Issued and Outstanding                                                      0                    500,000
Convertible Notes Payable                                                                  0                    593,568

Commitments and Contingencies (Notes 2,
  12 and 14)
Stockholders Equity:
   Preferred Stock, $.001 Par Value; 500,000
     Shares Authorized; No Shares Issued
     or Outstanding                                                                        0                          0
   Common Stock, $.001 Par Value; 16,000,000
     Shares Authorized; 4,133,269 and 3,596,275
     Shares Issued and Outstanding at March 31,
     1996 and 1995, Respectively                                                       4,133                      3,596
   Series B Common Stock, $.001 Par Value; 500
     Shares Authorized, Issued and Outstanding
     at March 31, 1996 and 1995                                                            1                          1
   Additional Paid-in Capital                                                     10,865,450                  8,884,010
   Accumulated Deficit                                                            (9,257,798)                (8,378,243)
                                                                                ------------                -----------

          Total Stockholders' Equity                                               1,611,786                    509,364
                                                                                ------------                -----------

                                                                                $  8,155,859                $ 9,183,714
                                                                                ============                ===========


   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS

                                                 Year Ended                  Year Ended                  Year Ended
                                              March 31, 1996              March 31, 1995              March 31, 1994
                                              --------------              --------------             ---------------
 Sales:
   Systems                                      $  8,458,700                  $6,629,988                  $5,117,151
   Maintenance                                     4,022,562                   2,935,333                   2,458,363
                                                  ----------                  ----------                   ---------

          Total Sales                             12,481,262                   9,565,321                   7,575,514
                                                 -----------                  ----------                   ---------

Cost of Sales:
  Systems                                          4,895,387                   4,844,531                   3,017,612
  Maintenance                                      2,826,853                   2,306,597                   2,146,244
                                                  ----------                  ----------                   ---------

          Total Cost of Sales                      7,722,240                   7,151,128                   5,163,856
                                                  ----------                  ----------                   ---------

Gross Profit                                       4,759,022                   2,414,193                   2,411,658
                                                  ----------                  ----------                   ---------


Operating Expenses:
  Selling and Administrative                       5,330,807                   5,710,062                   5,743,982
  Research and Development                            64,407                      79,764                     356,211
                                                 -----------                   ---------                   ---------

          Total Operating Expenses                 5,395,214                   5,789,826                   6,100,193
                                                 -----------                   ---------                   ---------

Operating Loss                                      (636,192)                 (3,375,633)                 (3,688,535)
                                                 -----------                  -----------                 -----------


Other Expenses:
   Interest Expense, Net                            (243,363)                   (176,814)                   (137,416)
   Debt Conversion Expense                                 0                     (99,998)                          0
                                                 -----------                  -----------                 -----------

                                                    (243,363)                   (276,812)                   (137,416)
                                                 -----------                  -----------                 -----------

Net Loss                                           $(879,555)                $(3,652,445)                $(3,825,951)
                                                 ===========                  ===========                 ===========


Loss Per Common Share                                 $(0.23)                     $(1.08)                     $(1.61)
                                                 ===========                  ===========                 ===========

Weighted Average
     Shares Outstanding                            3,897,367                   3,383,730                   2,371,220
                                                 ===========                  ===========                 ===========


   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         APRIL 1, 1993 TO MARCH 31, 1996

                                               Class A Voting
                                                 Convertible                                           Series B
                                               Preferred Stock            Common Stock                Common Stock
                                              $.001 Par Value             $.001 Par Value            $.001 Par Value
                                         Shares          Amount    Shares            Amount    Shares           Amount
                                         ------          ------    ------            ------    ------          -------

Balance, April 1, 1993                  3,315,917        $3,316     1,400,000        $1,400            0             $0
Sale of common stock and
  warrants                                      0                   1,150,000         1,150          500              1
Conversion of notes payable
  to stockholders to common
  stock                                         0                      80,000            80            0              0
Conversion of Class A Voting
  convertible preferred
  stock to common stock                (3,315,917)       (3,316)      663,183           663            0              0
Net loss                                        0             0             0             0            0              0
                                      -----------       -------     ---------        ------         ----             --

Balance, March 31, 1994                         0             0     3,293,183         3,293          500              1
Conversion of notes payable
  to stockholders to common
  stock                                         0             0       303,092           303            0              0
Net loss                                        0             0             0             0            0              0
                                      -----------       -------     ---------        ------         ----             --


Balance, March 31, 1995                         0             0     3,596,275         3,596          500              1
Conversion of notes
  payable to common stock                       0             0       203,659           204            0              0
Private placement of common
  stock                                         0             0       333,335           333            0              0
Retirement of Class B senior
  preferred stock                               0             0             0             0            0              0
Net loss                                        0             0             0             0            0              0
                                      -----------       -------     ---------        ------         ----             --

Balance, March 31, 1996                         0            $0     4,133,269        $4,133          500             $1
                                      ===========       =======     =========        ======         ====             ==


                                         Additional
                                          Paid-In     Accumulated
                                          Capital       Deficit               Total
                                          -------       -------               -----
Balance, April 1, 1993                  $2,852,490        ($899,847)       $1,957,359
Sale of common stock and
  warrants                               4,589,080                0         4,590,231
Conversion of notes payable
  to stockholders to common
  stock                                    399,920                0           400,000
Conversion of Class A Voting
  convertible preferred
  stock to common stock                      2,653                0                 0
Net loss                                         0       (3,825,951)       (3,825,951)
                                        ----------       ----------       -----------

Balance, March 31, 1994                  7,844,143       (4,725,798)        3,121,639
Conversion of notes payable
  to stockholders to common
  stock                                  1,039,867                0         1,040,170
Net loss                                         0       (3,652,445)       (3,652,445)
                                        ----------       ----------       -----------

Balance, March 31, 1995                  8,884,010       (8,378,243)          509,364
Conversion of notes
  payable to common stock                  568,956                0           569,160
Private placement of common
  stock                                    999,667                0         1,000,000
Retirement of Class B senior
  preferred stock                          412,817                0           412,817
Net loss                                         0         (879,555)         (879,555)
                                        ----------       ----------       -----------

Balance, March 31, 1996                $10,865,450      ($9,257,798)       $1,611,786
                                       ===========      ===========        ==========


   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS

                                                                             Year Ended           Year Ended           Year Ended
                                                                          March 31, 1996       March 31, 1995       March 31, 1994
Cash Flows From Operating Activities:
  Net loss                                                                     $(879,555)         $(3,652,445)        $(3,825,951)
  Adjustments to reconcile net loss to
     net cash used for operating activities -
  Depreciation and amortization                                                  344,866              321,611             296,272
  Royalties forgiven                                                             (81,084)                   0                   0
  Loss on investment and sale of
     property and equipment                                                            0                8,167               5,865
  Debt conversion expense                                                              0               99,998                   0
  Decrease (increase) in accounts receivable, net                               (545,685)              29,943            (123,621)
  (Increase) decrease in inventories                                             503,480             (218,013)           (883,529)
  Decrease (increase) in prepaid expenses and other assets                       117,182               (6,459)            (54,836)
  Royalties applied against accounts and notes receivable
      from stockholder                                                            73,762                    0                   0
  Increase in accounts payable
     and accrued expenses                                                        410,854              545,426             208,964
  Increase (decrease) in deferred service
     contract revenue                                                            (52,777)             153,094             424,391
  (Increase) decrease in billings in excess of
     costs and estimated earnings, net                                          (546,539)            (262,028)            321,020
                                                                              ----------         ------------        ------------
               Net cash used for operating activities                           (655,496)          (2,980,706)         (3,631,425)
                                                                              ----------         ------------        ------------
Cash Flows From Investing Activities:
  Purchases of property and equipment                                           (207,179)            (105,498)           (233,277)
  Increase in deferred preproduction costs                                      (280,202)            (125,977)            (19,163)
  Proceeds from sale of property and equipment                                         0                1,500               3,015
                                                                              ----------         ------------        ------------
               Net cash used for investing activities                           (487,381)            (229,975)           (249,425)
                                                                              ----------         ------------        ------------
Cash Flows From Financing Activities:
  Proceeds from notes payable and long-term debt                               1,030,114            1,910,844           2,171,084
  Repayments of notes payable and long-term debt                                (813,014)            (317,325)           (731,104)
  Decrease (increase) in restricted cash and
     short-term investments                                                      (25,834)              39,643            (339,643)
  Net proceeds from sale of common
     stock and warrants                                                        1,000,000                    0           4,590,231
  Closing costs in connection with conversion
     of notes payable to common stock
     and retirement of Class B preferred stock                                  (229,926)                   0                   0
                                                                              ----------         ------------        ------------
               Net cash provided by financing activities                         961,340            1,633,162           5,690,568
                                                                              ----------         ------------        ------------
Net (Decrease) Increase in Unrestricted Cash
  and Short-Term Investments                                                    (181,537)          (1,577,519)          1,809,718
Unrestricted Cash and Short-Term
   Investments, beginning of year                                                308,596            1,886,115              76,397
                                                                              ----------         ------------        ------------
Unrestricted Cash and Short-Term
  Investments, end of year                                                      $127,059             $308,596          $1,886,115
                                                                              ==========         ============        ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                        $169,223             $102,161             $98,264
  Cash paid for income taxes                                                      12,700                9,700               6,300
  Common stock issued for notes payable and
    accrued interest                                                             711,903            1,040,170             400,000
  Retirement of Class B Preferred Stock                                          500,000                    0                   0


   The accompanying notes are an integral part of these financial statements.

                                                                F-7

     GUNTHER INTERNATIONAL, LTD.

     NOTES TO FINANCIAL STATEMENTS

     MARCH 31, 1996

     1.  Business:

         Gunther International, Ltd. (the Company) designs, develops, assembles, markets and services high speed systems that automatically assemble printed documents, fold, staple or bind the documents and insert completed documents into appropriate envelopes for mailing or other distribution. The Company was incorporated in Delaware in 1978 and currently operates from its facilities located in Norwich, Connecticut.

         On September 4, 1992, the Company and its stockholders entered into an Acquisition Agreement (the Acquisition). Under the terms of the Acquisition, the existing stockholders exchanged their 3,000 shares of the Company's no par value common stock for 190,000 shares of newly issued $.001 par value common stock. In addition, certain new stockholders purchased from the Company 1,210,000 shares of $.001 par value common stock and 2,366,657 shares of Class A voting convertible preferred stock for an aggregate purchase price of $2,257,500. A portion of the purchase price was paid by the cancellation of notes from the Company in the principal amount of $1,007,500. The Company also issued warrants to purchase 43,067 shares of $.001 par value common stock at an exercise price of $1.88 per share to such noteholders (see Note 8).

         Due to the substantial change in ownership of the Company and the assumption of control of the Company's Board of Directors by the new stockholder group resulting from the Acquisition, this transaction was accounted for as a purchase of the Company by the new stockholder group as required by Accounting Principles Board Opinion No. 16. In addition, under the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 54, the purchase price has been "pushed down" to the financial statements of the Company to reflect the new stockholder group's investment in the Company to the extent acquired by the new stockholder group. As required by generally accepted accounting principles, the existing stockholders' investment (deficiency) was retained to the extent of their continuing participation in the Company (10%). The Company adopted this accounting since the new stockholder group acted as one entity in negotiating and executing the agreements to consummate the Acquisition.

     2.  Market and Operating Environment:

         From inception, the Company has incurred losses from operations. The Company's products were developed in the mid-1980's to meet a need for greater reliability and integrity in document finishing systems. These products are dependent upon proprietary technology and require specially skilled engineers and technicians to design, enhance and produce them to customer needs. The Company's products also face competition from other products and companies with greater financial resources than the Company. While operating results improved significantly during the fiscal year ended March 31, 1996 compared with prior periods, the Company did not attain a sustained level of order volume to support these personnel costs and other administrative, selling and overhead expenses or to realize the carrying value of the Company's assets, including the excess of cost over fair value of net assets acquired (see
     Note 3). Management believes operating results will continue to improve and generate sufficient cash flow to meet the Company's obligations in the normal course of business. However, the Company may require additional financing before attaining this level of operations.

         Among other things, management has implemented or is implementing the following programs and practices to bring the Company to profitability:

         * Developed strategic sales and marketing plans to improve market penetration. As a result, systems sales increased to $8,458,700 in the year ended March 31, 1996, compared to $6,629,988 in the year ended March 31, 1995, an increase of 28%. Backlog as of March 31, 1996 stood at approximately $1,085,000, a decrease of approximately $2,591,000 from March 31, 1995.

         * Implemented reductions in manufacturing and component costs and in assembly time through re-engineering and improved design.

         * Placed increased emphasis on development of new products and enhancements to existing products so as to broaden the application of these products to other market segments.

         * Reduced administrative and other overhead costs to below fiscal 1994 and 1995 levels in spite of significantly higher revenues and order volume.

         Management believes that these initiatives will maximize the probability of profitable operations and positive cash flow in the future.

         Since the Acquisition described in Note 1, the Company has been successful in raising funds to support its operating losses through debt and equity financing from its principal stockholders, private placements and an initial public offering in December 1993. If it becomes necessary, the Company would pursue additional financing through these or similar sources.

     3.  Significant Accounting Policies:

     Revenue recognition -

         The Company recognizes systems sales using the percentage of completion method (see Notes 4 and 5). Systems sales include a percentage of the earnings expected to be realized based on costs incurred compared with estimated total costs. Changes to total estimated contract costs are recognized in the period they are determined. Revenues recognized in excess of amounts billed are included in current assets. Amounts billed in excess of revenues recognized to date are included in current liabilities.

     Cash and short-term investments -

         For purposes of cash flow information, the Company considers cash and short-term investments purchased with a maturity of three months or less to be highly liquid investments. Amounts pledged to collateralize borrowings are reflected as restricted cash and short-term investments in the accompanying balance sheets.

     Allowance for doubtful accounts -

         The Company evaluates the collectibility of accounts receivable on a case by case basis and makes allowances for accounts deemed uncollectible. As of March 31, 1996 and 1995, the Company had recorded an allowance of approximately $9,000 and $12,600, respectively, for potential uncollectible accounts receivable.

     Inventories -

         Inventories consist primarily of purchased parts used in the assembly and repair of the Company's products and are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property and equipment -

     Depreciation and amortization of property and equipment is charged against income over the estimated useful lives of the respective assets using the straight-line method as follows:

                                                              Lives

         Machinery and equipment                                7 years
         Furniture and fixtures                               3-7 years
         Leasehold improvements                           Life of lease

     Excess of cost over fair value of net assets acquired -

         The excess of cost over the fair value of net assets acquired is being amortized over its estimated life of 20 years. As of March 31, 1996 and 1995, accumulated amortization was $800,796 and $577,318, respectively. As discussed in Note 2, the realization of the carrying value of the Company's assets, including the excess of cost over fair value of net assets acquired, is dependent on the Company's ability to sustain profitable operations in the future. If objective evidence becomes known indicating the carrying value of the excess of cost over fair value of net assets acquired has been impaired, the Company will record a charge reducing the carrying value.

         Management anticipates that the Company will achieve a substantial reduction or elimination of its operating and cash flow losses during the next year. Management believes that once profitable operations are achieved, they can be sustained for the foreseeable future and, as a result, the carrying value of the excess of cost over fair value of net assets acquired will be able to be recovered through future operations.

     Deferred preproduction costs -

         Certain preproduction costs incurred subsequent to determining the feasibility of new product introductions are capitalized and are amortized over a three-year period upon delivery of the first product. As of March 31, 1996 and 1995, accumulated amortization was $27,898 and $5,510, respectively.

     Research and development -

         Expenses associated with research and development activities are expensed as incurred.

     Investment -

         The Company's investment at March 31, 1996 and 1995 represents an ownership interest in a dockominium which was purchased in 1989 for an original cost of approximately $80,000. This investment was written down to its estimated net realizable value of $30,000 during 1992.

     Deferred service contract revenue -

         Deferred service contract revenue represents amounts received as advance payments for maintenance service. The Company's standard payment terms require prepayment on a quarterly or annual basis. Revenue from such contracts is deferred and recognized ratably over the term of the contract.

     Product warranties -

         The Company provides a warranty on each product for a period of 90 days after installation and accrues the estimated cost of future warranty claims at the time of shipment. Warranty expense for the years ended March 31, 1996, 1995 and 1994, totaled approximately $123,000, $95,000, and $55,000, respectively.

     Income taxes -

         The Company accounts for income taxes using the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As of March 31, 1996 and 1995, the Company has a net deferred income tax benefit relating to temporary differences in the recognition of items for financial accounting and income tax reporting purposes of approximately $3,900,000 and $3,400,000, respectively, which was fully reserved. Temporary differences relate principally to net operating loss carryforwards and financial accounting accruals for certain expenses which will be deducted for income tax reporting purposes upon payment. Due to the net operating losses in all periods, no provision for federal income taxes was required. Provisions for minimum state taxes are provided through a charge to operating expenses and are not material in all periods presented.

         At March 31, 1996, the Company has net operating loss carryforwards of approximately $8,400,000 and $10,500,000 available to be applied against future Federal and state taxable income, respectively. The Federal and state loss carryforwards expire at various dates from 1997 through 2011.

     Royalty expense-

         The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 12). Royalties due under these agreements are expensed as incurred.

     Loss per share -

         Loss per share is computed using the weighted average number of common shares outstanding during each period presented. Outstanding warrants and options would be antidilutive and, therefore, were not considered as common stock equivalents.

     Use of estimates -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications -

         Certain prior year amounts have been reclassified in order to conform with the current year presentation.

     4.  Change in Method of Accounting for Long-Term Contracts:

         Effective April 1, 1994, the Company adopted the percentage-of-completion method of accounting for systems sales. Previously, the Company had elected to use the completed-contract method to account for these contracts because the total cost of the systems was not reliably estimable. The Company has developed more reliable estimates of its contract costs because of its experience in making such estimates and due to establishing a more standardized production process. Management believes that the Company can now reasonably estimate the cost of the systems contracts and, therefore, the percentage-of-completion method will result in recognizing income on a basis that more accurately reflects the work performed for the period. The effect of the accounting change on prior periods which were restated to reflect this new method of accounting is a reduction of net loss of $136,478 and reduction in loss per share of $.06 per share for the year ended March 31, 1994.

     5.  Costs and Estimated Earnings on Uncompleted Contracts:

         The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts as of March 31, 1996 and 1995:

                                                                                   1996                      1995
                                                                                   ----                      ----
     Costs incurred on uncompleted
       contracts                                                                $   684,384               $ 1,579,465
     Estimated earnings                                                             467,713                   740,927
                                                                                -----------               -----------

                                                                                  1,152,097                 2,320,392
     Less:  Billings to date                                                     (1,063,824)               (2,778,658)
                                                                                -----------               -----------

                                                                                $    88,273               $  (458,266)
                                                                                ===========               ===========
     Included in the accompanying balance sheets under the following captions:

     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                                                    $   331,644               $ 1,197,572
     Billings in excess of costs
       and estimated earnings on
       uncompleted contracts                                                       (243,371)               (1,655,838)
                                                                                -----------               -----------

                                                                                $    88,273               $  (458,266)
                                                                                ===========               ===========

6.   Financing Arrangements:

Notes payable and long-term debt at March 31, 1996 and 1995 consisted of the following:

                                                                                       1996                     1995
                                                                                       ----                     ----
     Line of credit, maximum of $300,000 available at March 31, 1996, bearing interest at prime (8.25% at March 31, 1996), maturing September 30, 1996, collateralized by restricted cash
       and short-term investments                                                 $    300,000             $    300,000

     Line of credit, maximum of $2,000,000 available at March 31, 1996 bearing interest at prime, maturing October 31, 1996, secured by certain assets of two stockholders and directors of the Company (subsequently refinanced
       - see Note 16)                                                                1,700,000                1,350,000

     Note payable to a vendor, bearing interest at prime plus 1%, payable in monthly installments of interest only until September 30, 1995 and then equal quarterly principal installments of $35,541 plus interest,
       until June 30, 1998, unsecured                                                  426,502                   426,502

     Note payable to a vendor, non-interest bearing, payable beginning September
       1, 1995 from revenues on maintenance contracts, unsecured                       164,519                   200,000

     Notes payable to two individuals and an affiliated entity who are stockholders of the Company, bearing interest at 8.5%, due
       April 30, 1995, unsecured (see Note 11)                                               0                   200,000

     Note payable to a bank, bearing interest at 10.5%, payable in monthly installments of $405 of principal and interest, due
       October 1997, secured by investment                                              28,973                    47,349

     Other                                                                              11,040                    89,502
                                                                                   -----------                ----------

                                                                                     2,631,034                 2,613,353
     Less: Short-Term notes payable and current maturities of
       long-term debt                                                                 (666,325)                 (662,245)
                                                                                   -----------                ----------
                                                                                   $ 1,964,709                $1,951,108
                                                                                   ===========                ==========

         As of March 31, 1996, maturities of notes payable and long-term debt, including debt payments related to the line of credit as refinanced (see
     Note 16) were as follows:

                               Fiscal year
                            Ending March 31,          Amount
                                   1997            $  666,325
                                   1998             1,921,846
                                   1999                37,896
                                   2000                 2,695
                                   2001                 2,272
                                                   ----------
                                                   $2,631,034
                                                   ==========

     7.  Convertible Notes Payable:

         During fiscal 1994, the Company received $400,000 from two stockholders in exchange for the Company's unsecured convertible notes payable bearing interest at 8%. The Company also granted warrants to the noteholders to purchase 80,000 shares of the Company's common stock at $5.00 per share through December 20, 1997. These notes were convertible into common stock at a rate of $5.00 per share.

         On May 27, 1994, the Company amended the note agreements and the notes were converted into 106,666 shares of common stock at the rate of $3.75 per share, which approximated fair market value at that date. The difference between the fair market value of the shares issued and that called for under the original conversion terms resulted in a charge of $99,998 which has been reflected as debt conversion expense in the accompanying statement of operations for the year ended March 31, 1995. Further, the related warrant agreements were amended to provide for the purchase of 106,666 shares at $4.00 per share.

         On December 30, 1994, the holders of two unsecured promissory notes in the principal amount of $550,986 agreed to exchange all claims under these notes for unrestricted registered shares of common stock provided the Company register such shares to be issued with the Securities and Exchange Commission by April 28, 1995. The agreement was subsequently extended until such time as the registration of the shares was effective. Accordingly, the principal and accrued interest, aggregating $593,568, was reflected as convertible notes payable in the accompanying balance sheet as of March 31, 1995. In September 1995, the Company issued 178,659 shares of common stock in satisfaction of these notes payable and related accrued interest.

     8.  Capital Stock and Equity:

         In December 1993, the Company completed the sale of 1,000,000 units (comprised of one share of common stock and one warrant to purchase common stock) for $5,000,000. In addition, in January 1994, the underwriter exercised its option to purchase an additional 150,000 units for $750,000. Underwriting commissions and expenses associated with these sales of common stock and warrants aggregated $1,159,769.

         The warrants issued in connection with the sale of the units entitle the holder to purchase one share of common stock for $6.00 per share and may be exercised at any time between December 1994 and December 1997. The warrants may be redeemed by the Company for $.05 per warrant subsequent to December 20, 1994 provided that the closing bid price for the Company's common stock equals or exceeds $8.25 per share for 20 trading days within any 30 consecutive trading day period ending not more than 10 days prior to the notice of the call.

         Concurrent with the closing of the offering, certain stockholders and Directors of the Company converted $400,000 of demand notes payable due them by the Company into 80,000 units comprised of one share of common stock and one warrant equivalent to that issued in the Company's public offering.

         Also, in connection with the offering, the Company sold to the underwriters, for nominal consideration, the "Underwriters' Warrants". These warrants entitle the holders to purchase 100,000 units (one share of common stock and one warrant to purchase one share of common stock) at an exercise price of $7.50 per unit. The Underwriters' Warrants are non-callable and expire in December, 1998. The Company has agreed that the warrants, if any, issued to the Underwriters, upon exercise of the Underwriters' Warrants will not be subject to repurchase by the Company.

         The Class A voting convertible preferred stock outstanding at March 31, 1993 was convertible into and was entitled to vote with common stock at the rate of 5 shares of Class A voting convertible preferred stock for 1 share of common stock. In the event of liquidation of the Company, the Class A voting convertible preferred stock had a preference to any distribution of assets or surplus funds to the holders of common stock of $.75 per share plus any accrued dividends ($2,487,000 at March 31, 1993). Each share of Class A voting convertible preferred stock was automatically converted to common stock upon the closing of the Company's public offering in December 1993.

         The Series B common stock was issued in connection with the Company's public offering. The holders of Series B common stock are entitled to elect the number of directors of the Company equal to one more than one half of the total number of directors comprising the Company's Board of Directors through December 1998.

         The Company has outstanding 106,666 warrants to purchase one share of the Company's common stock for $4.00 per share which are exercisable until December 1997. These warrants were issued in connection with the Company's convertible notes payable (see Note 7). The Company also has outstanding 50,000 warrants to purchase one share of the Company's common stock for $4.00 per share which were issued in connection with the notes payable to two individuals and an affiliated entity (see Note 6). These warrants expire in December 1997. During fiscal year 1996, the Company also issued 25,000 warrants to purchase one share of common stock for $4.00 per share in connection with a note payable to a stockholder (see Note 11). These warrants expire in August, 2000.

         In connection with the Acquisition (see Note 1), the Company issued warrants to certain individuals who provided interim financing to the Company. Under the terms of this financing, upon cancellation of the notes, the noteholders received shares of Class A voting convertible preferred stock at a price of $.75 per share and warrants to purchase 43,067 shares of common stock at a price of $1.88 per share. These warrants remain outstanding at March 31, 1996. The warrants expire five years from date of issuance and are exercisable any time within this term.

         Certain stockholders of the Company are required to vote their shares of common stock until June 1, 1998 for certain individuals as directors of the Company.

     9.  Common Stock Purchase Options:

         The Company has adopted an option plan for certain individuals who were founders of the Company (Founders' Stock Option Plan). Options to purchase up to 95,000 shares of common stock at an exercise price of $1.88 per share may be granted under the plan. These options would vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, provided that the vesting of options for employees would be contingent upon their continued employment by the Company, unless an employee were terminated without cause, and vesting of options granted to the former Chairman of the Board would be contingent upon his continued employment until September, 1994. No options have been granted under this Founders Stock Option Plan.

         In December 1993, the Company adopted a Stock Option Plan, which authorizes the Compensation/Stock Option Committee of the Board of Directors to grant to key employees and directors of the Company incentive or non-qualified stock options. Options to purchase up to 215,000 shares of common stock may be granted under the plan. The Compensation/Stock Option Committee determines the prices and terms at which options may be granted. Options may be exercisable in installments over the option period, but no options may be exercised before six months or after ten years from the date of grant.

         In connection with stock option agreements entered into in fiscal 1995 and 1996 with three employees, the Company granted options under the above plan to acquire up to an aggregate of 125,000 and 35,000 shares, respectively, of the Company's common stock at exercise prices of $3.25 and $3.625 per share, respectively, which approximated fair market value at the dates of the grants. One third of the options become exercisable on each of the first, second and third anniversaries of the grant date. The options expire February 23, 2000 and July 17, 2000, respectively.

     10. Class B Senior, Non-Convertible, Redeemable Preferred Stock:

         The Company's certificate of incorporation authorizes the issuance of 500 shares of Class B senior, non-convertible, redeemable preferred stock. The Class B senior, non-convertible, redeemable preferred stock (Class B preferred stock) was issued to Connecticut Innovations, Inc. in connection with the Development Agreement (see Note 12). The holder of Class B preferred stock was not entitled to receive dividends nor to vote upon any matter submitted to stockholders, except (i) as required by applicable law and (ii) the number of authorized or terms of Class B preferred stock could not be changed without the consent of the holders of all such shares.

         Each share of Class B preferred stock was required to be redeemed by the Company at a redemption price of $1,000 per share ($500,000 at March 31, 1995), to the extent there are legally available funds for such purpose, upon the first to occur of the following events: (i) September 4, 1995 (ii) a conveyance of all or substantially all of the capital stock or assets of the Company or (iii) a merger of the Company with or into another corporation (unless, upon consummation thereof, the existing holders of voting securities of the Company own directly or indirectly greater than 50% of the voting power to elect directors of the surviving or acquiring corporation). The Company was required to pay the redemption price in three equal installments due on the third, sixth and ninth month following the redemption event. If sufficient funds were not legally available to redeem all of the shares of Class B preferred stock then due to be redeemed, any and all unredeemed shares would be carried forward and redeemed to the full extent the Company had funds legally available for such purpose.

         In the event of any liquidation, dissolution or winding up of the affairs of the Company, each share of Class B preferred stock had a preference of $1,000 per share ($500,000 at March 31, 1995) to any distribution of any of the assets or surplus funds of the Company to the holders of any class or series of preferred stock ranking junior to the Class B preferred stock, or the common stock of the Company.

         Due to the mandatory redemption features of these securities, they had been classified outside of stockholders' equity in the accompanying balance sheets. Effective December 31, 1995, the Company entered into a new agreement with the holders of the Class B preferred stock whereby the stockholder agreed to surrender all outstanding shares of Class B preferred stock (See Note 12). The Company recorded this surrender net of related expenses, as additional paid-in capital.

     11. Related Party Transactions:

         At March 31, 1996 and 1995, the Company had accounts and notes receivable from an officer and certain stockholders totaling $19,177 and $92,939, respectively. These receivables are non-interest bearing and have been offset with royalties due these individuals(see Note 12).

         Two directors of the Company and a company owned by them had loaned $682,500 to the Company under bridge loan agreements. These amounts were converted into common and convertible preferred stock. Under the terms of these agreements, these parties were issued warrants to purchase 25,734 shares of common stock at $1.88 per share (see Note 8). These warrants remain outstanding at March 31, 1996.

         During the year ended March 31, 1994, the Company borrowed $855,000 from two stockholders and directors of the Company under note agreements. These notes bear interest at 8% and were due on demand. These noteholders converted $400,000 of these amounts due from the Company to 80,000 units in connection with the public offering (see Note 8). Effective March 31, 1995, the remaining $455,000 principal plus accrued interest of $85,172, aggregating $540,172, was converted to 196,426 shares of common stock at a conversion rate of $2.75 per share. These individuals have also provided assets as collateral for the Company's $1,700,000 line of credit (see Note
     6).

         During the year ended March 31, 1995, the Company borrowed $200,000 from two individuals and an affiliated entity who are stockholders of the Company. These notes bear interest at 8.5% and were due on April 30, 1995. These notes were convertible, at the creditors' option, at any time until the due date into 50,000 shares of the Company's common stock at a conversion price of $4.00 per share. In connection with the borrowings, the Company granted the creditors warrants to purchase up to an aggregate of 50,000 shares of common stock at $4.00 per share (see Note 8). Both notes were repaid in fiscal 1996.

         During the year ended March 31, 1996, the Company borrowed $100,000 from an individual who is a stockholder of the Company. The note bears interest at 8.5% and was due February 15, 1996. This note was convertible, at the creditors' option, at any time until the due date into 25,000 shares of the Company's common stock at a conversion price of $4.00 per share. In connection with the borrowing, the Company also issued warrants to purchase up to 25,000 shares of common stock at $4.00 per share. On March 28, 1996, the Company issued 25,000 shares of common stock in satisfaction of this note.

     12. Commitments and Contingencies:

     Development Agreement -

         In October 1989, the Company entered into a Development Agreement (the Agreement) with Connecticut Innovations, Inc. (CII) (formerly the Connecticut Product Development Corporation) to develop certain products. Under the terms of the Agreement, CII agreed to reimburse the Company for 60% of the development costs of sponsored products. The Company was required to repay those reimbursements plus interest and to pay certain royalties to CII based upon sales or licenses of the sponsored products.

         In August 1992, the Agreement referred to above was modified and the unpaid reimbursements and royalties which approximated $500,000 were converted into Class B preferred stock of the Company. Under the terms of the modified Agreement, the Company was required to pay the following royalties to CII:

     -   Six percent (6%) of net sales of the sponsored products,

     - One hundred percent (100%) of license fees, if any, with respect to the sponsored products, and

     - Five percent (5%) of net sales of any licensee of the developed products.

         In September 1993, the Agreement was further modified such that a royalty of three percent of net sales of the sponsored products would be required for the period through March 31, 1995 with a minimum quarterly payment of $27,000.

         The above royalties were to be paid until total royalties and redemptions under the Class B senior, non-convertible, redeemable preferred stock of $903,000 were paid. Thereafter, for a period of five years, a royalty of one percent (1%) would be paid. Payment of 50% of royalties earned for the period September 1, 1992 to March 31, 1993 were deferred until total royalties of $903,000 were paid. Interest on the unpaid balance was to be paid quarterly at an interest rate of 12%.

         Effective December 31, 1995, the Company completed negotiations with CII, and the parties entered into a new agreement completely amending and restating the Company's obligations under the Development Agreements (the "Amended and Restated Development Agreement"). Under the Amended and Restated Development Agreement, (i) CII agreed to surrender to the Company the 500 shares of Class B preferred stock formerly held by CII, (ii) the Company agreed to make royalty payments to CII based on a revised formula calculated with respect to future systems sales of the Company, and (iii) CII agreed to waive all prior unpaid royalties owed and any prior defaults of the Company under the Development Agreements.

         The revised royalty formula contained in the Amended and Restated Development Agreement requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales of the Company up to a maximum of $775,000 and provides for certain minimum annual royalty payments, payable quarterly, as follows:

                                                 Total Minimum
             Calendar Year                   Payments for the Year
                 1996                              $  75,000
                 1997                                 75,000
                 1998                                100,000
                 1999                                100,000
                 2000                                125,000
                 2001                                125,000
                 2002                                175,000
                                                   ---------
                                                   $ 775,000
                                                   =========

         If, during any quarter, the royalty computation does not exceed the minimum payment derived from the foregoing table, the minimum payment would be made instead of the actual computed royalty amount. CII continues to have a security interest in all of the Company's patents, trademarks and other assets as collateral for the payment of the royalty obligations, but CII has agreed to subordinate its security interest (except for its security interest in patents and trademarks) in the event that the Company enters into a financing arrangement with an institutional lender.

         Total royalty expense for the year ended March 31, 1995 was $130,528. The Company recorded a net benefit of $89,816 for the year ended March 31, 1996, due to the forgiveness of prior royalties owed under the prior agreement.

     Contingencies -

         The Company was involved in a lawsuit with an individual hired on a consulting basis for investment banking services. The individual claimed the Company owed him approximately $310,000 for his services. Management believed this amount to be in excess of what was due and accrued its estimate of amounts due. Subsequent to year-end, Management was notified of judgment of this matter and was ordered to pay $110,000 plus interest from October 1992 until the date of payment. All amounts due have been accrued by the Company.

         A former employee has asserted a claim for damages totaling $300,000 as a result of breach of an alleged agreement related to his demotion and reassignment. Subsequent to becoming aware of the potential that this claim might be asserted, the Company terminated this individual's employment. Management believes that the claim is without merit and settlement of the claim will not have a material adverse effect on the Company's financial position or results of operations.

         The Company is a party to various other legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or future operating results.

     Other commitments -

         The Company has entered into a termination and non-competition agreement with an individual which extends through September 1996. Under the terms of this agreement, the Company is required to pay approximately $12,500 monthly through September 1996.

         The Company has a royalty agreement with certain founding stockholders whereby the Company will pay an amount equal to 1% of all the Company's sales (as defined) commencing on the date of a public offering of the Company's common stock. An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under this agreement terminate upon the payment of royalties aggregating $12,000,000. A certain stockholder elected to have his royalty rights deferred until January 1995. In exchange for this deferral, the Company may only collect on an outstanding note receivable of $69,939 by offsetting royalties due to the stockholder. For the years ended March 31, 1996, 1995 and 1994, royalties expensed under this agreement totaled $125,332, $95,654 and $11,428, respectively. Had this royalty agreement been in effect for the full year ended March 31, 1994, royalty expenses would have increased by approximately $49,500.

     Leases -

         The Company leases its office and manufacturing facility under an operating lease which provides for monthly rental of $21,000. The Company is currently leasing the facility on a monthly basis. Under this agreement, the Company is responsible for paying all operating costs, and repairs and maintenance. The Company also leases certain office equipment under an operating lease agreement which expires in fiscal year 2001. Lease expense for the years ended March 31, 1996, 1995 and 1994, totaled approximately $258,000, $292,000 and $260,000, respectively. Future minimum rental payments for equipment total $8,112 per year until fiscal year 2001.

     13. Employee Benefit Plans:

         The Company adopted a defined contribution benefit plan (the Plan) covering substantially all employees of the Company. The Plan is intended to comply with Section 401(k) of the Internal Revenue Code. Each year eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 15% of compensation or the annual maximum established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the Plan. The Company does not make contributions to the Plan but does pay certain expenses of the Plan.

     14. Significant Customers and Business Concentration:

         Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods are derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During the year ended March 31, 1996, sales to one customer accounted for 16.7% of net sales. During the year ended March 31, 1995, sales to two customers accounted for 10.8% and 10.4% of net sales. During the year ended March 31, 1994, sales to one customer accounted for 12.2% of net sales.

     15. Recently Issued Accounting Standards:

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income, as if the fair value based method of accounting defined in the statement had been applied. The Company believes that they will elect the pro forma method of disclosure. The Company is required to adopt the new standard no later than fiscal 1997.

         In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets", was issued. This statement requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt the new standard for fiscal 1997. Management does not believe the adoption of the new standard will have a significant impact on the Company's future results of operations or financial position.

     16. Subsequent Events

         On June 4, 1996, the Company entered into a line of credit arrangement with a bank which was used to refinance the Company's existing line of credit which was scheduled to mature on October 31, 1996. The arrangement is for two revolving loans totaling $2,000,000. The available borrowing under Facility A is in the amount of $1,750,000, and is to be fully cash collateralized by assets of a certain stockholder and Director. The funds advanced under Facility A bear interest at the Bank's base rate. The maturity date of Facility A is January 10, 1998. The available borrowing under Facility B is $250,000, and is secured by all tangible and intangible personal property of the Company. The funds advanced under Facility B bear interest at the Bank's base rate, plus 1%. The maturity date of Facility B is January 10, 1998. On June 5, 1996, there was an outstanding balance of $1,700,000 owed to the Bank on Facility A, and a $0 balance owed to the Bank on Facility B. There are no mandatory prepayments due for either Facility A or B prior to the maturity date. The line of credit agreement requires the Company to meet minimum operating income levels for each quarter during the term of the loan.

     17. Disclosure About Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Unrestricted cash and short-term investments, restricted cash and short-term investments, accounts receivable, accounts payable and accrued expenses

         The carrying amount approximates fair value because of the short maturity of those instruments

Long-term debt

         The carrying amount of the bank debt is a reasonable estimate of the fair value as the debt was refinanced subsequent to year end based upon similar terms. Also, the interest charged on outstanding borrowings is based upon prime rate.

                                 EXHIBIT INDEX

                                                                                        Page in Sequentially
                                                                                           Numbered Index
                                                                                        --------------------

3.1      Restated Certificate of Incorporation of the Company (filed as Exhibit
         3(i)(a) to the Company's Registration Statement on Form SB-2,
         Commission File No. 33- 70052-B, and incorporated herein by reference).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i)(b) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

3.3 Certificate of Amendment of Restated Certificate of Incorporation (the form of which was filed as Exhibit 3(i)(c) to the Company's
         Registration Statement on Form SB-2, Commission File No. 3370052-B, and is incorporated herein by reference).

3.4 By-Laws of the Company, as amended (filed as Exhibit 3(ii) to the Company's Registration Statement on Form SB-2, Commission File No.
         33-70052-B, and incorporated herein by reference).

10.1     Recapitalization Agreement dated September 4, 1992 (filed as Exhibit
         10(a) to the Company's Registration Statement on Form SB-2, Commission
         File No. 33- 70052-B, and incorporated herein by reference).

10.2     Underwriting Agreement, dated December 20, 1993, by and among the
         Company, JW Charles Securities, Inc. and Corporate Securities Group,
         Inc. (the form of which was filed as Exhibit 1 to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and is incorporated herein by reference).

10.3     Employment Agreement, dated September 4, 1992, between the Company and
         William H. Gunther, Jr. (filed as Exhibit 10(o) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.4     Stock Subscription Warrant, issued September 4, 1992, entitling Park
         Investment Partners, Inc. to purchase 102,000 shares of the Company's
         Common Stock at $0.375 per share (the "Warrant Price") (filed as
         Exhibit 10(h) to the Company's Registration Statement on Form SB-2,
         Commission File No. 33-70052-B, and incorporated herein by reference).

10.5     Stock Subscription Warrant, issued September 4, 1992, entitling Gerald
         H. Newman to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(i) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.6     Stock Subscription Warrant, issued September 4, 1992, entitling Joyce
         D. Flaschen to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(j) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).


10.7     Stock Subscription Warrant, issued September 4, 1992, entitling Harold
         S. Geneen to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(k) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.8     Stock Subscription Warrant, issued September 4, 1992, entitling Howard
         Alper to purchase 26,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(l) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.9     Stock Subscription Warrant, issued September 4, 1992, entitling Mark
         Fisher to purchase 6,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(m) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.10    Stock Subscription Warrant, issued September 4, 1992, entitling Caren
         Barness to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(n) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.11    Stock Subscription Warrant, issued September 4, 1992, entitling Guy W.
         Fiske to purchase 26,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(o) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.12    Royalty Agreement, dated September 3, 1992, between the Company and
         William H. Gunther, Jr. (filed as Exhibit 10(s) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.13    Royalty Agreement, dated September 3, 1992, between the Company and
         William H. Gunther III (filed as Exhibit 10(t) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.14    Royalty Agreement, dated September 3, 1992, between the Company and
         Joseph E. Lamborghini (filed as Exhibit 10(u) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.15    Royalty Agreement, dated September 3, 1992, between the Company and
         Rufus V. Smith (filed as Exhibit 10(v) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.16    Royalty Agreement, dated September 3, 1992, between the Company and
         Christine E. Gunther (filed as Exhibit 10(w) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.17    Royalty Agreement, dated September 3, 1992, between the Company and
         Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.18    Letter Agreement, dated September 1, 1992, between the Company and
         DataCard (filed as Exhibit 10(ee) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.19 Promissory Note of the Company, dated September, 1992, to DataCard, in the amount of $426,501.99 (filed as Exhibit 10(ff) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.20 Third Party Product Service Agreement, dated October 13, 1992, between the Company and DataCard (filed as Exhibit 10(gg) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.21    First Amendment to the Third Party Product Service Agreement, dated
         July 2, 1993, between the Company and DataCard (filed as Exhibit 10.31 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.22    Second Amendment to the Third Party Product Service Agreement, dated
         February 17, 1994, between the Company and DataCard (filed as Exhibit
         10.32 to the Company's Annual Report on Form 10-KSB dated June 26,
         1995, and incorporated herein by reference).

10.23    Agreement, dated August 29, 1991, between the Company and Standard
         Duplicating Machines Corporation (filed as Exhibit 10(hh) to the
         Company's Registration Statement on Form SB-2, Commission File No.
         33-70052-B, and incorporated herein by reference).

10.24    Form of Employee Stock Option Plan and Founders Option Plan (filed as
         Exhibit 10(kkk) to the Company's Registration Statement on Form SB-2,
         Commission File No. 33-70052-B, and incorporated herein by reference).

10.25 Letter Agreement, dated December 13, 1993, deferring certain payments by the Company (filed as Exhibit 10(III) to the Company's Registration
         Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.26    Warrant, dated October 20, 1993, to purchase 40,000 shares of Common
         Stock issued to Mark Fisher (filed as Exhibit 10(vvv) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.27    Warrant, dated January 9, 1995, to purchase 13,333 shares of Common
         Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's
         Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.28    Warrant, dated January 12, 1995, to purchase 10,000 shares of Common
         Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT
         3/27/84 FOB Samuel Joseph Jesselson (filed as Exhibit 10.51 to the
         Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.29    Warrant, dated January 12, 1995, to purchase 10,000 shares of Common
         Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT
         3/27/84 FOB Roni Aron Jesselson (filed as Exhibit 10.52 to the
         Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.30    Warrant, dated January 12, 1995, to purchase 10,000 shares of Common
         Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT
         3/27/84 FOB Jonathan Judah Jesselson (filed as Exhibit 10.53 to the
         Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.31    Warrant, dated January 12, 1995, to purchase 10,000 shares of Common
         Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT
         3/27/84 FOB Maya Ariel Ruth Jesselson (filed as Exhibit 10.54 to the
         Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.32    Warrant, dated January 12, 1995, to purchase 13,333 shares of Common
         Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT
         3/27/84 FOB Maya Ariel Ruth Jesselson (filed as Exhibit 10.55 to the
         Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.33    Non-exclusive License Agreement between the Company and Bell & Howell
         (filed as Exhibit 10(.qaii) to the Company's Registration Statement on
         Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.34    Memorandum Agreement dated as of March 30, 1992 between the Company,
         Ascom Holding, Inc. and Ascom Auteka, AG (filed as Exhibit 10(bbbb) to the Company's Registration Statement on Form SB-2, Commission File No.
         33- 70052-B, and incorporated herein by reference).

10.35    Agreement dated as of June 25, 1992 between the Company, Ascom Holding,
         Inc. and Ascom Auteka, AG (filed as Exhibit 10(cccc) to the Company's
         Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

10.36 Commercial Revolving Promissory Note of the Company in the amount of $300,000, dated March 29, 1995, to Fleet Bank (filed as Exhibit 10.59 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.37    Revolving Credit Note of the Company in the amount of $1,350,000, dated
         March 16, 1995, to Fleet Bank (filed as Exhibit 10.60 to the Company's
         Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.38 First Amendment to the Revolving Credit Note of the Company increasing the principal amount from $1,350,000 to $1,500,000, dated April 13, 1995, to Fleet Bank (filed as Exhibit 10.61 to the Company's Annual
         Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.39 Second Amendment to the Revolving Credit Note of the Company increasing the principal amount from $1,500,000 to $2,000,000, dated May 31, 1995, to Fleet Bank (filed as Exhibit 10.62 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.40 Xerox Worldwide Printing Systems Partners Program Partnership Guide dated August 1990 (filed as Exhibit 10.64 to the Company's Annual
         Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

10.41    Third Amendment to the Revolving Credit Note of the Company from Fleet
         Bank dated September 29, 1995, extending the maturity of the Note to October 31, 1996 (filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-QSB dated November 13, 1995 and incorporated herein by reference).

10.42    Amendment and Restatement of Development Agreement made as of December
         31, 1995 between the Company and CII (filed as Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-QSB dated February 12, 1996 and incorporated herein by reference).

10.43 Letter from Fleet Bank dated February 9, 1996, extending the maturity of the Revolving Credit Note of the Company to July 31, 1997, from
         September 30 and October 31, 1996 (filed as Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-QSB dated February 12, 1996 and incorporated herein by reference.

24       Power of Attorney pursuant to which this report has been executed.

27       Financial Data Schedule
