Form 10-Q
period 1996-06-30
GUNTHER INTERNATIONAL LTD
filed 1996-08-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    ------------

Commission File Number:  0-22994

                           GUNTHER INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              51-0223195
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 5 WISCONSIN AVENUE, NORWICH, CONNECTICUT 06360
                    (Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  203-823-1427

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                   -----   -----

The number of shares of the Registrant's Common Stock outstanding as of August 12, 1996 was 4,133,269

Transitional Small Business Disclosure Format (check one):

                                YES      NO  X
                                   -----   -----

                       Exhibit Index is located at Page 12

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.

                                      INDEX

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS...............................          3

                 BALANCE SHEETS
                 JUNE 30, 1996 (UNAUDITED)
                 AND MARCH 31, 1996 .................................        3,4

                 UNAUDITED STATEMENTS
                 OF INCOME - THREE MONTHS ENDED
                 JUNE 30, 1996 AND 1995..............................          5

                 UNAUDITED STATEMENTS
                 OF CASH FLOWS - THREE MONTHS
                 ENDED JUNE 30, 1996 AND 1995........................          6

                 NOTES TO FINANCIAL
                 STATEMENTS..........................................          7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..........................      8 - 9

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................         10

SIGNATURES...........................................................         11

EXHIBIT INDEX........................................................         12

EXHIBITS.............................................................    13 - 68

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

PART I - CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                       JUNE 30,        MARCH 31,
                                                        1996             1996
                                                        ----             ----
                                                     (UNAUDITED)
CURRENT ASSETS:
UNRESTRICTED CASH AND
    SHORT-TERM INVESTMENTS                           $  252,038       $  127,059
RESTRICTED CASH AND
    SHORT-TERM INVESTMENTS                              328,316          325,834
ACCOUNTS RECEIVABLE                                   1,084,961        1,187,082
COSTS AND ESTIMATED EARNINGS
    IN EXCESS OF BILLINGS
    ON UNCOMPLETED CONTRACTS                          1,828,900          331,644
INVENTORIES                                           1,123,803        1,312,407
PREPAID EXPENSES                                         70,179           88,863
                                                     ----------       ----------
TOTAL CURRENT ASSETS                                  4,688,197        3,372,889
                                                     ----------       ----------

PROPERTY AND EQUIPMENT:
    MACHINERY AND EQUIPMENT                             764,074          761,700
    FURNITURE AND FIXTURES                              113,982          113,982
    LEASEHOLD IMPROVEMENTS                               73,842           67,811
                                                     ----------       ----------
                                                        951,898          943,493
LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                                    350,096          292,099
                                                     ----------       ----------

NET PROPERTY AND EQUIPMENT                              601,802          651,394
                                                     ----------       ----------

OTHER ASSETS:
    EXCESS OF COST OVER FAIR VALUE OF
        NET ASSETS ACQUIRED, NET                      3,612,902        3,668,772
    DEFERRED PREPRODUCTION COSTS, NET                   471,690          397,444
    ACCOUNT AND NOTE RECEIVABLE
        FROM STOCKHOLDER                                 19,177           19,177
    INVESTMENT, AT LOWER OF COST
        OR MARKET                                        30,000           30,000
    OTHER                                                16,186           16,183
                                                     ----------       ----------
TOTAL OTHER ASSETS                                    4,149,955        4,131,576
                                                     ----------       ----------
                                                      4,751,757        4,782,970
                                                     ----------       ----------

TOTAL ASSETS                                         $9,439,954       $8,155,859
                                                     ==========       ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                          GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     JUNE 30,            MARCH 31,
                                                       1996                1996
                                                       ----                ----
                                                   (UNAUDITED)
CURRENT LIABILITIES:
ACCOUNTS PAYABLE TO STOCKHOLDER                    $         0        $   100,000
ACCOUNTS PAYABLE                                     1,545,005          1,951,551
ACCRUED EXPENSES                                       578,806            494,089
NOTE PAYABLE AND CURRENT MATURITIES
    OF LONG-TERM DEBT                                  666,325            666,325
BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON UNCOMPLETED CONTRACTS                1,934,716            243,371
DEFERRED SERVICE CONTRACT REVENUE                    1,119,805          1,124,028
                                                   -----------        -----------

TOTAL CURRENT LIABILITIES                            5,844,657          4,579,364
                                                   -----------        -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES              1,956,609          1,964,709

TOTAL LIABILITIES                                    7,801,266          6,544,073

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.001 PAR VALUE; 500,000

     SHARES AUTHORIZED; NO SHARES ISSUED OR
     OUTSTANDING                                             0                  0
COMMON STOCK, $.001 PAR VALUE;
     AUTHORIZED 16,000,000 SHARES IN 1996;
     ISSUED AND OUTSTANDING 4,133,269 SHARES

    AT JUNE 30 AND MARCH 31, 1996                        4,133              4,133
SERIES B COMMON STOCK, $.001 PAR VALUE;
     500 SHARES AUTHORIZED, ISSUED AND
     OUTSTANDING AT JUNE 30                                  1                  1
     AND MARCH 31, 1995
ADDITIONAL PAID-IN CAPITAL                          10,865,450         10,865,450
ACCUMULATED DEFICIT                                 (9,230,896)        (9,257,798)
                                                   -----------        -----------

TOTAL STOCKHOLDERS' EQUITY                           1,638,688          1,611,786
                                                   -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 9,439,954        $ 8,155,859
                                                   ===========        ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                    JUNE 30,         JUNE 30,
                                                      1996             1995
                                                      ----             ----
SALES:
   SYSTEMS                                         $2,280,456        $2,028,036

   MAINTENANCE                                      1,365,182           846,882
                                                   ----------        ----------

TOTAL SALES                                         3,645,638         2,874,918
                                                   ----------        ----------

COST OF SALES:
    SYSTEMS                                         1,201,046         1,290,318

    MAINTENANCE                                       835,533           647,489
                                                   ----------        ----------

TOTAL COST OF SALES                                 2,036,579         1,937,807
                                                   ----------        ----------

GROSS PROFIT                                        1,609,059           937,111
                                                   ----------        ----------

OPERATING EXPENSES:
    SELLING AND ADMINISTRATIVE                      1,481,386         1,296,940

    RESEARCH AND DEVELOPMENT                           53,030            48,565
                                                   ----------        ----------

TOTAL OPERATING EXPENSES                            1,534,416         1,345,505
                                                   ----------        ----------

OPERATING INCOME (LOSS)                                74,643          (408,394)

OTHER EXPENSES

    INTEREST EXPENSE                                  (47,741)          (67,630)

NET INCOME (LOSS)                                  $   26,902        $ (476,024)
                                                   ==========        ==========

INCOME (LOSS) PER SHARE                            $     0.01        $    (0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING                 4,133,269         3,596,275

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                      JUNE 30,        JUNE 30,
                                                        1996            1995
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                    $  26,902        $(476,024)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH USED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                          149,312           75,110
DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE             102,121         (152,592)
DECREASE (INCREASE) IN INVENTORIES                     188,604          (53,233)
DECREASE (INCREASE) IN PREPAID EXPENSES
    AND OTHER ASSETS                                   (93,492)         (40,075)
(DECREASE) INCREASE IN ACCOUNTS PAYABLE               (506,546)         104,534
INCREASE IN ACCRUED EXPENSES                            84,717           66,568
(DECREASE) IN DEFERRED SERVICE
    CONTRACT REVENUE                                    (4,223)        (200,000)
INCREASE (DECREASE) IN BILLINGS IN EXCESS
    OF COSTS AND ESTIMATED EARNINGS
    ON UNCOMPLETED CONTRACTS, NET                      194,089          671,235
                                                     ---------        ---------
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                         141,484           (4,477)
                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                    (8,405)          (8,557)
                                                     ---------        ---------
NET CASH USED FOR INVESTING ACTIVITIES                  (8,405)          (8,557)
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM NOTES PAYABLE AND
    LONG-TERM DEBT                                           0          284,048
REPAYMENT OF NOTES PAYABLE AND
    LONG-TERM DEBT                                      (8,100)        (452,567)
                                                     ---------        ---------
NET CASH USED BY FINANCING ACTIVITIES                   (8,100)        (168,519)
                                                     ---------        ---------
NET INCREASE (DECREASE) IN UNRESTRICTED
    CASH AND SHORT TERM INVESTMENTS                    124,979         (181,553)
UNRESTRICTED CASH AND SHORT TERM
    INVESTMENTS AT BEGINNING OF PERIOD                 127,059          308,596
                                                     ---------        ---------
UNRESTRICTED CASH AND SHORT TERM
    INVESTMENTS AT END OF PERIOD                     $ 252,038        $ 127,043
                                                     ---------        ---------


The Company paid $7,926 and $0 for income taxes and $46,068 and $48,613 for interest expense for the three month periods ended June 30, 1996 and 1995 respectively.

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) MANAGEMENT REPRESENTATION: In the opinion of management, the accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the interim period are not necessarily indicative of results to be expected for the full year.

(2) PER SHARE DATA: Earnings per common share are based on the weighted average number of shares of common stock outstanding during each period.

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

TOTAL SALES: Total sales for the first quarter of fiscal year 1997 increased 27% compared to the same period in fiscal year 1996. System sales for the first quarter of 1997 increased 12% from the first quarter of 1996 and maintenance sales increased 61% over the same period last year. The improved results for systems sales are attributable to increased market penetration for the Company's products and repeat orders from existing customers. The increase in maintenance sales was due primarily to the increase in special one time services required by several customers during the quarter and the increased number of systems under maintenance contract in the field. The systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand at June 30, 1996 was $2,947,000 compared to $3,526,000 at June 30, 1995 and
$1,085,000 at March 31, 1996.

GROSS PROFIT: Gross profit as a percentage of net sales for the three month period ended June 30, 1996 increased to 44.1% from 32.6% for the same period last year. Gross profit relating to systems sales increased to 47.3% from 36.4% for the same period last year. The increase was primarily due to increased manufacturing and purchasing efficiencies, and fewer machines in process with nonstandard features compared to the same period last year. Gross profit on maintenance services increased to 38.8% in the first quarter of 1996 compared to 23.5% in the first quarter of 1995. The increase is primarily due to an increase in higher margin services being provided which are not covered by the standard maintenance agreements.

OPERATING EXPENSES: Operating expenses include Selling, Administrative and Research and Development expenses.

         Selling and administrative expenses increased 14% for the period ended June 30, 1996 from the same period last year. The increase is primarily due to increased selling expenses which correspond to the increase in systems sales for the period. Selling and administrative expenses expressed as a percentage of total sales decreased to 41% from 45% for the three month period ended June 30, 1996 compared to the same period one year ago. The decrease as a percentage of total sales was due primarily to operating expenses rising at only 14% compared to the same period last year while total sales increased by 27% in the same period. This favorable trend reflects management's continued emphasis on holding selling and administrative expenses growth to a lower rate of increase than total sales growth.

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.

         Research and Development (R&D) expenses increased 9% for the period ended June 30, 1996 from the same period last year. The increase was due to additional spending associated with efforts to broaden the Company's product lines.

OTHER EXPENSES: Interest expense decreased to $47,741 for the three month period ended June 30, 1996 from $67,630 for the same period last year. This was due to the decreased level of convertible notes payable outstanding in the first quarter of fiscal year 1997 compared to the quarter ended June 30, 1995

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while increasing sales and improving gross margins. During the three month period ended June 30, 1996, the Company had a positive cash flow from operations of $141,484 compared to a negative cash flow from operations of $4,477 for the same period in 1995. The Company had a total positive cash flow of $124,979 in the period ended June 30, 1996 compared to total negative cash flow of $181,553 in the period ended June 30, 1995.

         In general, as the Company achieves higher sales volumes, a cash flow benefit will be realized from the increasing levels of deposits received from customers, usually 50% of the systems price, at the time the order is placed. The Company believes that an increased level of sales can be supported without a significant corresponding increase in inventory levels due to improvements in purchasing procedures and parts receipts scheduling.

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

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS ON FORM 8-K

         10.1     --       Revolving Loan and Security Agreement dated May 31,
                           1996 between Gunther International, Ltd. and Bank of
                           Boston Connecticut

         10.2     --       Subordination Agreement dated May 31, 1996 between
                           Bank of Boston Connecticut and Connecticut
                           Innovations, Inc.

         27       --       Financial Data Schedule

(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY GUNTHER INTERNATIONAL, LTD.
DURING THE QUARTER ENDED JUNE 30, 1996.

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                           GUNTHER INTERNATIONAL, LTD
                                  (REGISTRANT)

                          /s/ Frederick W. Kolling III     Date: August 13, 1996
                       ----------------------------------

                            FREDERICK W. KOLLING III
                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                 AND TREASURER
                       (ON BEHALF OF THE REGISTRANT AND AS
                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                                     FORM 10-QSB
                                                                   JUNE 30, 1996

                           GUNTHER INTERNATIONAL, LTD.



                                  EXHIBIT INDEX



Exhibit
Number                                   Description                                                    Page
- ------                                   -----------                                                   ------
10.1              Revolving Loan and Security Agreement dated May 31, 1996
                  between Gunther International, Ltd. and Bank of Boston Connecticut                        13


10.2              Subordination Agreement dated May 31, 1996 between Bank
                  of Boston Connecticut and Connecticut Innovations, Inc.                                   62


27                Financial Data Schedule                                                                   68