Form 10-Q
period 1996-09-30
GUNTHER INTERNATIONAL LTD
filed 1996-11-12
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

Commission File Number:  0-22994


                           GUNTHER INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              51-0223195
 (State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 ONE WINNENDEN ROAD, NORWICH, CONNECTICUT 06360
                    (Address of principal executive offices)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  860-823-1427


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X     NO_____

The number of shares of the Registrant's Common Stock outstanding as of November 5, 1996 was 4,283,269

Transitional Small Business Disclosure Format (check one):


                                  YES_____   NO   X

                       Exhibit Index is located at Page 14

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996

                           GUNTHER INTERNATIONAL, LTD.


                                      INDEX



                                                                            Page
                                                                             No.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


        BALANCE SHEETS
        SEPTEMBER 30, 1996 (UNAUDITED)
        AND MARCH 31, 1996...................................................3,4

        UNAUDITED STATEMENTS
        OF INCOME - THREE MONTHS AND
        SIX MONTHS ENDED
        SEPTEMBER 30, 1996 AND 1995............................................5

        UNAUDITED STATEMENTS
        OF CASH FLOWS - THREE MONTHS AND
        SIX MONTHS ENDED
        SEPTEMBER 30, 1996 AND 1995............................................6

        NOTES TO CONDENSED FINANCIAL
        STATEMENTS.............................................................7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................8 - 11

ITEM 3.  LEGAL PROCEEDINGS....................................................11


                          PART II - OTHER INFORMATION:


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12

SIGNATURES....................................................................13

EXHIBIT INDEX.................................................................14

EXHIBITS.................................................................15 - 33

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996
PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                 SEPTEMBER 30,       MARCH 31,
                                                    1996               1996
                                                 (UNAUDITED)
CURRENT ASSETS:
UNRESTRICTED CASH AND
    SHORT-TERM INVESTMENTS                       $   615,305       $   127,059
RESTRICTED CASH AND
    SHORT-TERM INVESTMENTS                                 0           325,834
ACCOUNTS RECEIVABLE, NET                           1,288,426         1,187,082
COSTS AND ESTIMATED EARNINGS IN EXCESS
    OF BILLINGS ON UNCOMPLETED CONTRACTS           2,818,889           331,644
INVENTORIES                                          607,143         1,312,407
PREPAID EXPENSES                                     109,531            88,863
                                                 -----------       -----------

TOTAL CURRENT ASSETS                               5,439,294         3,372,889
                                                 -----------       -----------

PROPERTY AND EQUIPMENT:
    MACHINERY AND EQUIPMENT                          775,605           761,700
    FURNITURE AND FIXTURES                           114,298           113,982
    LEASEHOLD IMPROVEMENTS                           255,012            67,811
                                                 -----------       -----------

                                                   1,144,915           943,493
LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                                 404,846           292,099
                                                 -----------       -----------
NET PROPERTY AND EQUIPMENT                           740,069           651,394
                                                 -----------       -----------

OTHER ASSETS:
    EXCESS OF COST OVER FAIR VALUE OF
        NET ASSETS ACQUIRED, NET                   3,557,033         3,668,772
    DEFERRED PREPRODUCTION COSTS, NET                495,592           397,444
    ACCOUNT AND NOTE RECEIVABLE
        FROM STOCKHOLDERS                             59,177            19,177
    INVESTMENT, AT LOWER OF COST OR MARKET            30,000            30,000
    OTHER                                             16,186            16,183
                                                 -----------       -----------

TOTAL OTHER ASSETS                                 4,157,988         4,131,576
                                                 -----------       -----------

TOTAL LONG-TERM ASSETS                             4,898,057         4,782,970
                                                 -----------       -----------

TOTAL ASSETS                                     $10,337,351       $ 8,155,859
                                                 ===========       ===========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996


                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   SEPTEMBER 30,         MARCH 31,
                                                      1996                 1996
                                                   (UNAUDITED)
CURRENT LIABILITIES:
ACCOUNTS PAYABLE TO STOCKHOLDER                    $          0        $    100,000
ACCOUNTS PAYABLE                                      2,252,287           1,951,551
ACCRUED EXPENSES                                        585,163             494,089
NOTE PAYABLE AND CURRENT MATURITIES
    OF LONG-TERM DEBT                                   366,325             666,325
BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON UNCOMPLETED CONTRACTS                 1,694,848             243,371
DEFERRED SERVICE CONTRACT REVENUE                     1,241,004           1,124,028
                                                   ------------        ------------

TOTAL CURRENT LIABILITIES                             6,139,627           4,579,364
                                                   ------------        ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES               1,993,165           1,964,709

TOTAL LIABILITIES                                     8,132,792           6,544,073

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.001 PAR VALUE; 500,000
     SHARES AUTHORIZED; NO SHARES ISSUED OR
     OUTSTANDING                                              0                   0
COMMON STOCK, $.001 PAR VALUE;
     16,000,000 SHARES AUTHORIZED; 4,283,269
     AND 4,133,269 SHARES ISSUED AND
     OUTSTANDING AT SEPTEMBER 30 AND
     MARCH 31, 1996, RESPECTIVELY                         4,283               4,133
SERIES B COMMON STOCK, $.001 PAR VALUE;
     500 SHARES AUTHORIZED, ISSUED AND
     OUTSTANDING AT SEPTEMBER 30
     AND MARCH 31, 1996                                       1                   1
ADDITIONAL PAID-IN CAPITAL                           11,390,302          10,865,450
ACCUMULATED DEFICIT                                  (9,190,027)         (9,257,798)
                                                   ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                            2,204,559           1,611,786
                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 10,337,351        $  8,155,859
                                                   ============        ============




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996

                           GUNTHER INTERNATIONAL, LTD.
                         UNAUDITED STATEMENTS OF INCOME



                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                          ------------------                    ----------------
                                    SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                       1996               1995               1996               1995
                                    -----------        -----------        -----------        -----------
SALES:
   SYSTEMS                          $ 2,485,457        $ 2,541,301        $ 4,765,913        $ 4,569,337

   MAINTENANCE                        1,575,146            887,015          2,940,328          1,733,897
                                    -----------        -----------        -----------        -----------

TOTAL SALES                           4,060,603          3,428,316          7,706,241          6,303,234
                                    -----------        -----------        -----------        -----------

COST OF SALES:
   SYSTEMS                            1,379,646          1,474,641          2,580,692          2,764,959

   MAINTENANCE                        1,003,121            632,020          1,838,654          1,279,509
                                    -----------        -----------        -----------        -----------

TOTAL COST OF SALES                   2,382,767          2,106,661          4,419,346          4,044,468
                                    -----------        -----------        -----------        -----------

GROSS PROFIT                          1,677,836          1,321,655          3,286,895          2,258,766
                                    -----------        -----------        -----------        -----------

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE         1,504,926          1,442,657          2,986,312          2,739,597

   RESEARCH AND DEVELOPMENT              61,183             65,173            114,213            113,738
                                    -----------        -----------        -----------        -----------

TOTAL OPERATING EXPENSES              1,566,109          1,507,830          3,100,525          2,853,335
                                    -----------        -----------        -----------        -----------

OPERATING INCOME, (LOSS)                111,727           (186,175)           186,370           (594,569)
                                    -----------        -----------        -----------        -----------

OTHER EXPENSES

   INTEREST EXPENSE, NET                (70,858)           (47,036)          (118,599)          (114,666)
                                    -----------        -----------        -----------        -----------

NET INCOME, (LOSS)                  $    40,869        $  (233,211)       $    67,771        $  (709,235)
                                    -----------        -----------        -----------        -----------

LOSS PER SHARE                      $      0.01        $     (0.06)       $      0.02        $     (0.19)

FULLY DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING            4,344,543          3,772,131          4,319,543          3,684,684




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996


                           GUNTHER INTERNATIONAL, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      ------------------                    ----------------
                                              SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                  1996               1995               1996               1995
                                               -----------        -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME, (LOSS)                             $    40,869        $  (233,211)       $    67,771        $  (709,235)
ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED BY OPERATING ACTIVITIES
DEPRECIATION AND AMORTIZATION                      146,064             80,619            295,376            155,729
(INCREASE) IN ACCOUNTS RECEIVABLE                 (203,465)           (93,452)          (101,344)          (246,044)
 DECREASE IN INVENTORIES                           516,660            246,096            705,264            192,863
(INCREASE) IN PREPAID EXPENSES
   AND OTHER ASSETS                                (98,699)            (2,459)          (189,709)           (42,534)
INCREASE (DECREASE) IN ACCOUNTS
   PAYABLE                                         707,282            (80,719)           200,736             23,815
INCREASE  IN ACCRUED EXPENSES                        6,357            341,500             91,074            408,068
INCREASE (DECREASE) IN DEFERRED SERVICE
   CONTRACT REVENUE                                121,199            (29,525)           116,976           (229,525)
(DECREASE) IN BILLINGS IN EXCESS
   OF COSTS AND ESTIMATED EARNINGS ON
   UNCOMPLETED CONTRACTS, NET                   (1,229,857)        (1,077,811)        (1,035,768)          (406,576)
                                               -----------        -----------        -----------        -----------

NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                        6,410           (848,962)           150,376           (853,439)
                                               -----------        -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY AND EQUIPMENT             (193,017)          (146,582)          (201,422)          (155,139)
                                               -----------        -----------        -----------        -----------

NET CASH USED BY INVESTING ACTIVITIES             (193,017)          (146,582)          (201,422)          (155,139)
                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM NOTES PAYABLE AND
   LONG-TERM DEBT                                   36,556            309,288             28,456            593,336
REPAYMENT OF NOTES PAYABLE AND
   LONG-TERM DEBT                                 (300,000)           (18,763)          (300,000)          (471,330)
INCREASE IN NOTES RECEIVABLE                       (40,000)                 0            (40,000)                 0
DECREASE IN RESTRICTED CASH                        328,316                  0            325,834                  0
ISSUANCE OF COMMON STOCK                           525,002          1,000,000            525,002          1,000,000
                                               -----------        -----------        -----------        -----------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES:                           549,874          1,290,525            539,292          1,122,006
                                               -----------        -----------        -----------        -----------
NET INCREASE IN UNRESTRICTED
   CASH AND SHORT-TERM INVESTMENTS                 363,267            294,981            488,246            113,428

UNRESTRICTED CASH AND SHORT-TERM
   INVESTMENTS AT BEGINNING OF PERIOD              252,038            127,043            127,059            308,596
                                               -----------        -----------        -----------        -----------

UNRESTRICTED CASH AND SHORT-TERM
   INVESTMENTS AT END OF PERIOD                $   615,305        $   422,024        $   615,305        $   422,024
                                               -----------        -----------        -----------        -----------








                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996

                           GUNTHER INTERNATIONAL, LTD.



                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1) MANAGEMENT REPRESENTATION: In the opinion of management, the accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996. The results of operations for the interim period are not necessarily indicative of results to be expected for the full year.

(2) PER SHARE DATA: Earnings per common share are based on the fully diluted weighted average number of shares of common stock outstanding during each period.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996

                           GUNTHER INTERNATIONAL, LTD.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:


TOTAL SALES: Sales for the three month period ended September 30, 1996 increased 18.4% compared to the same period in 1995. System sales for the three month period ended September 30, 1996 decreased 2.2% from the same period in 1995. Maintenance sales increased 77.6% over the same three month period. Sales for the six month period ended September 30, 1996 increased 22.3% from the same period in 1995. Systems sales increased 4.3% in the six month period ended September 30, 1996 compared to the same period in 1995. Maintenance sales rose 69.6% in the same six month period. The slight decrease in systems sales for the three month period ended September 30, 1996 is primarily attributable to the previously disclosed low systems order backlog existing at March 31, 1996 and the production cycle of approximately six months for the Company's products. On a positive note, total dollar value of orders received in the second quarter of this year exceeded orders received in the same quarter last year by 104% which is expected to have a positive impact on sales reported in future periods. The increase in system sales for the six month period is due to increased market penetration of the Company's products and repeat orders from the existing customer base. The increase in maintenance sales was due primarily to the increased number of systems under maintenance contract in the field. The systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand at September 30, 1996 was $2,928,000 compared to $2,208,000 at September 30, 1995.


GROSS PROFIT: Gross profit as a percentage of sales for the three month period ended September 30, 1996 increased to 41.3% from 38.6% for the same period last year. Gross profit as a percentage of systems sales increased to 44.5% from 42% for the same period three month period last year. Gross profit as a percentage of maintenance sales increased to 36.3% in the three month period ended September 30, 1996 compared to 28.7% in the same period last year. For the six month period ended September 30, 1996, gross profit as a percentage of sales increased to 42.7% compared to 35.8% in the same period last year. Gross profit as a percentage of systems sales increased to 45.9% from 39.5% for the same six month period last year. Gross profit as a percentage of maintenance sales increased to 37.5% in the six month period ended September 30, 1996 compared to 26.2% in the same period last year. The increase in gross profit percentage for system sales was primarily due to increased manufacturing and purchasing efficiencies, and fewer machines in process with nonstandard features compared to the same period last year.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996


                           GUNTHER INTERNATIONAL, LTD.


The increase in gross margin for maintenance sales is primarily due to an increase in higher priced special services provided outside the standard maintenance agreements, and more efficient use of repair parts.


OPERATING EXPENSES: Operating expenses include Selling, Administrative and Research and Development expenses.

         Selling and administrative expenses decreased to 37.1% from 42.1% as a percentage of net sales for the three month period ended September 30, 1996 compared to the same period one year ago. Selling and administrative expenses decreased to 38.8% from 43.5% as a percentage of net sales for the six month period ended September 30, 1996 compared to the same period one year ago. The decrease as a percentage of total sales was due primarily to selling and administrative expenses increasing only 4.3% compared to the same period last year while total sales increased by 18.4% in the same three month period. For the six month period, selling and administrative expenses grew by only 9% compared to the six month period last year, while total revenue increased by 22.3% in the period. This favorable trend reflects management's continued emphasis on holding selling and administrative expenses growth to a lower rate of increase than total sales growth.

         Research and Development (R&D) expenses decreased as a percentage of net sales to 1.5% in the three month period ended September 30, 1996 from 1.9% for the same three month period in 1994. R&D expenses decreased as a percentage of net sales to 1.5% in the six month period ended September 30, 1996 from 1.8% for the same six month period in 1995. The percentage decrease was due to expenses remaining approximately constant throughout the three and six month periods, while revenue was increasing during the respective periods.

OTHER EXPENSES: Net interest expense increased to $70,858 for the three month period ended September 30, 1996 from $47,036 for the same period last year. Net interest expense increased to $118,599 for the six month period ended September 30, 1996 from $114,666 for the same period last year. This was due to the larger balance outstanding under the Company's revolving credit agreement.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while increasing sales and improving gross margins. The Company derives liquidity through systems and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and,

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996

                           GUNTHER INTERNATIONAL, LTD.


from time to time, sales of its equity securities. During the three month period ended September 30, 1996, the Company had a positive cash flow from operating activities of $6,410 compared to a negative cash flow of $848,962, for the same three month period in 1995. A significant reason for the positive cash flow in the three month period ended September 30, 1996 was the Company's realization of a net profit for the three month period of $40,869 compared to a net loss of $233,211 in the same three month period in 1995. The net profit for the six month period ended September 30, 1996 was $67,771 compared to a net loss of $709,235 in the same six month period in 1995. During the first six months of this fiscal year, operating activities provided $150,376 in cash compared to a use of cash by operating activities of $853,439 in the first six months of last fiscal year.

         The Company has a $2,000,000 revolving credit agreement with a bank of which $1,700,000 of an available $1,750,000 is outstanding under Facility A, and $125,000 of an available $250,000 is outstanding under Facility B at September 30, 1996. In order to induce the bank to enter into the credit facility, Mr. Harold S. Geneen a director and stockholder of the Company, agreed to provide the bank with sufficient cash collateral to secure all borrowings under Facility
A. The borrowings under Facility B are secured by the assets of the Company.

         In the quarter ended September 30, 1996, the Company paid off a $300,000 long term note to a bank using the restricted cash which had been held by the bank as collateral for the note. The restricted cash in excess of the balance of the outstanding note, $28,316, was transferred to unrestricted cash.

         On September 6, 1996, the Company completed a private placement of common stock, selling shares of $.001 par value common stock for $525,000.

         Except for the revolving credit facility described above, the Company does not have any commitments for outside funding of any kind. It must depend, therefore, upon the generation of sufficient internally generated funds and the remaining funds available under its revolving line of credit to fund its operations during fiscal 1996. Based on current projections, management believes that the Company will be able to generate sufficient funds to meet the Company's needs for liquidity during the balance of the year. It is possible that the Company's business may require larger amounts of capital than the Company currently anticipates. There can be no assurance that the Company will be able to obtain such capital.

         At September 30, 1996, total Stockholders' Equity was $2,204,559 compared to Stockholders' Equity of $1,611,786 at March 31, 1996. Although there are no assurances of success, it is anticipated that the Company will continue to increase its net worth during fiscal 1997.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996

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


ITEM 3 - LEGAL PROCEEDINGS

         Mayer-Wittman Joint Ventures, Inc. ("MWJV") brought suit against the Company in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford on October 13, 1993. MWJV alleged breach of written contract, breach of oral contract, unjust enrichment and promissory estoppel in connection with the investment banking services plaintiff purportedly rendered to the Company in the period December 14, 1990 to October 14, 1992. The case was tried before a Connecticut State Trial Referee during November, 1995, and a written decision was filed on March 16, 1996. The Referee ruled in the Company's favor on the first four counts of the complaint and against the Company on the fifth count. Judgment was finally entered on August 28, 1996 in the principal amount of $110,000 plus interest at the rate of 10% per year since October 1992. The Company is paying the judgment in installments of $25,000 per month through April 1997. The full amount of the judgment including interest has been accrued on the Company's financial statements in prior periods.

         A former employee who was terminated from employment on December 3, 1993, filed an application for a prejudgment remedy in the Connecticut Superior Court for the Judicial District of Fairfield at Bridgeport on January 28, 1994 seeking an attachment of $300,000 on Company assets. On March 8, 1995, the court issued a written decision denying the employee's application, holding that the employee had failed to demonstrate "probable cause" that a judgment would be rendered in his favor should the case proceed to trial. On June 12, 1995, the Company was served with a complaint despite the denial of the prejudgment remedy application. The complaint attempts in three counts to set out claims or wrongful discharge under Connecticut common law exceptions to the employment-at-will doctrine. The case was claimed for a jury trial, which has been set for April, 1997.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996


                           GUNTHER INTERNATIONAL, LTD.





PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The 1996 Annual Meeting of Stockholders of the Company was convened on August 27, 1996. The following persons were elected directors of the Company by the holders of the Company's Common Stock, par value $.001 per share, with each person having received the votes indicated:

              Nominee                          For                     Against
              -------                          ---                     -------
         James H. Whitney                   3,630,657                  30,729
         Allan W. Morton                    3,630,657                  30,729
         Frederick W. Kolling III           3,630,657                  30,729

         At the meeting, the holders of the Company's Common Stock also ratified and approved the appointment of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year. The holders of 3,630,257 shares voted for, 29,929 shares voted against, and 1,200 shares abstained from voting on this proposal.

         Immediately prior to the meeting, the holders of the Company's Series B Common Stock, par value $.001 per share, took action by unanimous written consent of such holders to elect Messrs. Harold S. Geneen, Gerald H. Newman, Guy
W. Fiske and J. Kenneth Hickman directors of the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS ON FORM 8-K

         10.3   --   Building lease between the Company and UNC Incorporated,
                      dated July 31, 1996


(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY GUNTHER INTERNATIONAL, LTD. DURING THE QUARTER ENDED SEPTEMBER 30, 1996.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996


                           GUNTHER INTERNATIONAL, LTD.





                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           GUNTHER INTERNATIONAL, LTD
                                  (REGISTRANT)





                        /s/ Frederick W. Kolling III     Date: November 12, 1996
                        ----------------------------

                            FREDERICK W. KOLLING III
                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                  AND TREASURER
                       (ON BEHALF OF THE REGISTRANT AND AS
                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1996


                           GUNTHER INTERNATIONAL, LTD.



                                  EXHIBIT INDEX


                                                                      Pages in
                                                                    Sequentially
Exhibit                                                               Numbered
Number                           Description                            Copy
------                           -----------                            ----



10.3     --       Building lease between the Company and UNC
                  Incorporated, dated July 31, 1996                     15 - 33


10.4     --       Promissory Note dated September 9, 1996 between
                  James H. Whitney, CEO, Gunther International, Ltd.
                  and the Company                                       34 - 35


27       --       Financial Data Schedule                                 36