Form 10QSB
period 1996-12-31
GUNTHER INTERNATIONAL LTD
filed 1997-02-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 1996

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

                    ONE WINNENDEN, NORWICH, CONNECTICUT 06360
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

                                YES  X   NO
                                    ---     ---

The number of shares of the Registrant's Common Stock outstanding as of February 12, 1997 was 4,283,269

Transitional Small Business Disclosure Format (check one):

                                YES      NO  X
                                    ---     ---

                       Exhibit Index is located at Page 14

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996


                           GUNTHER INTERNATIONAL, LTD.


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS


                           BALANCE SHEETS
                           DECEMBER 31, 1996 (UNAUDITED)
                           AND MARCH 31, 1996                             3 - 4

                           UNAUDITED STATEMENTS
                           OF INCOME - THREE MONTHS AND
                           NINE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995                     5

                           UNAUDITED STATEMENTS
                           OF CASH FLOWS - THREE MONTHS AND
                           NINE MONTHS ENDED
                           DECEMBER 31, 1996AND 1995                      6

                           NOTES TO CONDENSED FINANCIAL
                           STATEMENTS                                     7



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                       8 - 11

PART II - OTHER INFORMATION:

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

EXHIBIT                                                                   15

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                                     ASSETS

                                               DECEMBER 31,    MARCH 31,
                                                  1996           1996
                                                  ----           ----
                                               (UNAUDITED)
CURRENT ASSETS:
UNRESTRICTED CASH AND
    SHORT-TERM INVESTMENTS                     $  533,707     $  127,059
RESTRICTED CASH AND
    SHORT-TERM INVESTMENTS                              0        325,834
ACCOUNTS RECEIVABLE, NET                        1,814,732      1,187,082
COSTS AND ESTIMATED EARNINGS IN EXCESS OF
    BILLINGS ON UNCOMPLETED CONTRACTS           1,418,889        331,644
INVENTORIES                                     1,021,588      1,312,407
PREPAID EXPENSES                                   96,259         88,863
                                               ----------     ----------
TOTAL CURRENT ASSETS                            4,885,175      3,372,889
                                               ----------     ----------

PROPERTY AND EQUIPMENT:
    MACHINERY AND EQUIPMENT                       803,706        761,700
    FURNITURE AND FIXTURES                        116,782        113,982
    LEASEHOLD IMPROVEMENTS                        291,184         67,811
                                               ----------     ----------
                                                1,211,672        943,493
LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                              459,596        292,099
                                               ----------     ----------
NET PROPERTY AND EQUIPMENT                        752,076        651,394
                                               ----------     ----------

OTHER ASSETS:
    EXCESS OF COST OVER FAIR VALUE OF
        NET ASSETS ACQUIRED, NET                3,501,163      3,668,772
    DEFERRED PREPRODUCTION COSTS, NET             633,211        397,444
    ACCOUNT AND NOTE RECEIVABLE
        FROM STOCKHOLDER                           59,177         19,177
    INVESTMENT, AT LOWER OF COST OR MARKET         30,000         30,000
    OTHER                                          16,186         16,183
                                               ----------     ----------

TOTAL OTHER ASSETS                              4,239,737      4,131,576
                                               ----------     ----------

TOTAL LONG-TERM ASSETS                          4,991,813      4,782,970
                                               ----------     ----------

TOTAL ASSETS                                   $9,876,988     $8,155,859
                                               ==========     ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DECEMBER 31,         MARCH 31,
                                                    1996                1996
                                                    ----                ----
                                                 (UNAUDITED)
CURRENT LIABILITIES:
ACCOUNTS PAYABLE TO STOCKHOLDER                  $          0      $    100,000
ACCOUNTS PAYABLE                                    2,161,272         1,951,551
ACCRUED EXPENSES                                      543,362           494,089
NOTE PAYABLE AND CURRENT MATURITIES
    OF LONG-TERM DEBT                                 366,325           666,325
BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON UNCOMPLETED CONTRACTS               1,371,441           243,371
DEFERRED SERVICE CONTRACT REVENUE                   1,264,304         1,124,028
                                                 ------------      ------------

TOTAL CURRENT LIABILITIES                           5,706,704         4,579,364
                                                 ------------      ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES             1,914,098         1,964,709

TOTAL LIABILITIES                                   7,620,802         6,544,073

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.001 PAR VALUE; 500,000
     SHARES AUTHORIZED; NO SHARES ISSUED OR
     OUTSTANDING                                            0                 0
COMMON STOCK, $.001 PAR VALUE;
     16,000,000 SHARES AUTHORIZED; 4,283,269
     AND 4,133,269 SHARES ISSUED AND
     OUTSTANDING AT DECEMBER 31 AND
     MARCH 31, 1996, RESPECTIVELY                       4,283             4,133
SERIES B COMMON STOCK, $.001 PAR VALUE;
     500 SHARES AUTHORIZED, ISSUED AND
     OUTSTANDING AT DECEMBER 31
     AND MARCH 31, 1996                                     1                 1
ADDITIONAL PAID-IN CAPITAL                         11,373,453        10,865,450
ACCUMULATED DEFICIT                                (9,121,551)       (9,257,798)
                                                 ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                          2,256,186         1,611,786
                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  9,876,988      $  8,155,859
                                                 ============      ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996


                           GUNTHER INTERNATIONAL, LTD.
                         UNAUDITED STATEMENTS OF INCOME

                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                      1996             1995             1996             1995
                                  ------------     ------------     ------------      ------------
SALES:
   SYSTEMS                        $ 2,100,057      $ 2,056,669      $  6,865,970      $ 6,626,006

   MAINTENANCE                      1,495,252          938,170         4,435,580        2,672,067
                                  -----------      -----------      ------------      -----------

TOTAL SALES                         3,595,309        2,994,839        11,301,550        9,298,073
                                  -----------      -----------      ------------      -----------

COST OF SALES:
   SYSTEMS                          1,093,365        1,213,809         3,674,057        3,978,768

   MAINTENANCE                        916,884          679,472         2,755,538        1,958,981
                                  -----------      -----------      ------------      -----------

TOTAL COST OF SALES                 2,010,249        1,893,281         6,429,595        5,937,749
                                  -----------      -----------      ------------      -----------

GROSS PROFIT                        1,585,060        1,101,558         4,871,955        3,360,324
                                  -----------      -----------      ------------      -----------

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE       1,428,417        1,201,070         4,414,729        3,940,667

   RESEARCH AND DEVELOPMENT            53,678           36,307           167,891          150,045
                                  -----------      -----------      ------------      -----------

TOTAL OPERATING EXPENSES            1,482,095        1,237,377         4,582,620        4,090,712
                                  -----------      -----------      ------------      -----------

OPERATING INCOME, (LOSS)              102,965         (135,819)          289,335         (730,388)
                                  -----------      -----------      ------------      -----------

OTHER EXPENSES

   INTEREST EXPENSE, NET              (34,489)         (42,192)         (153,088)        (156,858)
                                  -----------      -----------      ------------      -----------

NET INCOME, (LOSS)                $    68,476      ($  178,011)     $    136,247      ($  887,246)
                                  ===========      ===========      ============      ===========

EARNINGS (LOSS) PER SHARE         $      0.02      ($     0.04)     $       0.03      ($     0.23)

FULLY DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING          4,444,543        4,108,269         4,361,210        3,825,820


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

                           GUNTHER INTERNATIONAL, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ------------------              -----------------
                                                 DECEMBER 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1996             1995           1996           1995
                                                    ----             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME, (LOSS)                               $    68,476      ($178,011)     $ 136,247      ($  887,246)
ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED BY OPERATING ACTIVITIES
DEPRECIATION AND AMORTIZATION                        130,620         80,620        425,993          236,349
(INCREASE) IN ACCOUNTS
   RECEIVABLE                                       (526,306)      (353,222)      (627,650)        (599,266)
(INCREASE) DECREASE IN INVENTORIES                  (414,445)       247,645        290,819          440,508
(INCREASE) DECREASE IN PREPAID EXPENSES
   AND OTHER ASSETS                                   13,272          7,234         (7,396)         (35,300)
INCREASE (DECREASE) IN ACCOUNTS
   PAYABLE                                           (91,016)       195,585        109,721          219,400
(DECREASE) INCREASE  IN ACCRUED EXPENSES             (58,649)      (228,740)        32,425          179,328
INCREASE IN DEFERRED SERVICE
   CONTRACT REVENUE                                   23,300        452,761        140,276          223,236
INCREASE (DECREASE) IN BILLINGS IN EXCESS
   OF COSTS AND ESTIMATED EARNINGS ON
   UNCOMPLETED CONTRACTS, NET                      1,076,593       (432,376)        40,824         (838,952)
                                                 -----------      ---------      ---------      -----------

NET CASH FROM (USED BY) OPERATING ACTIVITIES         221,845       (208,504)       541,259       (1,061,943)
                                                 -----------      ---------      ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY AND EQUIPMENT               (224,376)       (16,299)      (594,836)        (171,438)
                                                 -----------      ---------      ---------      -----------

NET CASH USED BY INVESTING ACTIVITIES               (224,376)       (16,299)      (594,836)        (171,438)
                                                 -----------      ---------      ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM NOTES PAYABLE AND
   LONG-TERM DEBT                                          0        275,000              0          868,336
REPAYMENT OF NOTES PAYABLE AND
   LONG-TERM DEBT                                    (79,067)      (310,589)      (350,611)        (781,919)
INCREASE IN NOTES RECEIVABLE                               0              0        (40,000)               0
DECREASE IN RESTRICTED CASH                                0              0        325,834                0
ISSUANCE OF COMMON STOCK                                   0              0        525,002        1,000,000
                                                 -----------      ---------      ---------      -----------

NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES:                             (79,067)       (35,589)       460,225        1,086,417
                                                 -----------      ---------      ---------      -----------
NET INCREASE (DECREASE) IN UNRESTRICTED
   CASH AND SHORT-TERM INVESTMENTS                   (81,598)      (260,392)       406,648         (146,964)

UNRESTRICTED CASH AND SHORT-TERM
   INVESTMENTS AT BEGINNING OF PERIOD                615,305        422,024        127,059          308,596
                                                 -----------      ---------      ---------      -----------

UNRESTRICTED CASH AND SHORT-TERM
   INVESTMENTS AT END OF PERIOD                  $   533,707      $ 161,632      $ 533,707      $   161,632
                                                 -----------      ---------      ---------      -----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996


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

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

                           GUNTHER INTERNATIONAL, LTD.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:


         SALES: Sales for the three month period ended December 31, 1996 increased 20% compared to the same period in 1995. System sales for the three month period ended December 31, 1996 increased 2% from the same period in 1995. Maintenance sales increased 59% over the same three month period. Sales for the nine month period ended December 31, 1996 increased 22% from the same period in 1995. Systems sales increased 4% in the nine month period ended December 31, 1996 compared to the same period in 1995. Maintenance sales rose 66% in the same nine month period. The increase in systems sales is attributable to increased market penetration of the Company's products and repeat orders from the existing customer base. The increase in maintenance sales was due primarily to the increased number of systems under maintenance contract in the field. The systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand at December 31, 1996 was $2,135,000 compared to $1,317,000 at December 31, 1995.


         GROSS PROFIT: Gross profit as a percentage of total sales for the three month period ended December 31, 1996 increased to 44% from 37% for the same period last year. Gross profit relating to systems sales increased to 48% from 41% for the same three month period last year. Gross profit on maintenance sales increased to 39% in the three month period ended December 31, 1996 compared to 28% in the same period last year. For the nine month period ended December 31, 1996, gross profit as a percentage of net sales increased to 43% compared to 36% in the same period last year. Gross profit relating to systems sales increased to 47% from 40% for the same nine month period last year. Gross profit on maintenance sales increased to 38% in the nine month period ended December 31, 1996 compared to 27% in the same period last year. The increase in gross profit for systems sales was primarily due to fixed manufacturing expenses having been held constant during the period and less lower margin custom work on systems in process and completed during the current period. The increase in gross margin for maintenance sales is primarily due to an increase in higher priced services provided beyond standard single shift maintenance agreements.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

                           GUNTHER INTERNATIONAL, LTD.



         OPERATING EXPENSES: Operating expenses include Selling, Administrative and Research and Development expenses.

         Selling and administrative expenses remained essentially level as a percentage of net sales for the three month period ended December 31, 1996 compared to the same period one year ago. Selling and administrative expenses decreased to 39% from 42% as a percentage of net sales for the nine month period ended December 31, 1996 compared to the same period one year ago.

         Research and Development (R&D) expenses increased as a percentage of net sales to 1.5% in the three month period ended December 31, 1996 from 1.2% for the same three month period in 1995. R&D expenses decreased as a percentage of net sales to 1.5% in the nine month period ended December 31, 1996 from 1.6% for the same nine month period in 1995.

         OTHER EXPENSES: Net interest expense decreased to $34,489 for the three month period ended December 31, 1996 from $42,192 for the same period last year. Net interest expense decreased to $153,088 for the nine month period ended December 31, 1996 from $156,858 for the same period last year. This was due to the smaller balance outstanding under the Company's credit agreements.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while increasing sales and improving gross margins. The Company derives liquidity through systems and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities. During the three month period ended December 31, 1996, the Company had a positive cash flow from operating activities of $221,845 compared to a negative cash flow of $208,504 for the same three month period in 1995. A significant reason for the positive cash flow in the three month period ended September 30, 1996 was the Company's realization of a net profit for the three month period of $68,476 compared to a net loss of $178,011 in the same three month period in 1995.

         The net profit for the nine month period ended December 31, 1996 was $136,247 compared to a net loss of $887,246 in the same nine month period in 1995. During the first nine months of this fiscal year, operating activities provided $541,259 in cash compared to a use of cash by operating activities of $1,061,943 in the first nine months of last fiscal year.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

                           GUNTHER INTERNATIONAL, LTD.


         The Company has a $2,000,000 revolving credit agreement with a bank of which $1,700,000 of an available $1,750,000 is outstanding under Facility A, and $125,000 of an available $250,000 is outstanding under Facility B at December 31, 1996. In order to induce the bank to enter into the credit facility, Mr. Harold S. Geneen a director and stockholder of the Company, agreed to provide the bank with sufficient cash collateral to secure all borrowings under Facility
A. The borrowings under Facility B are secured by the assets of the Company.

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

         At December 31, 1996, total Stockholders' Equity was $2,256,186 compared to Stockholders' Equity of $1,611,786 at March 31, 1996. Although there can be no assurances of success, it is anticipated that the Company will continue to increase its net worth during fiscal 1997.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

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

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

                          GUNTHER INTERNATIONAL, LTD.




PART II - OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS ON FORM 8-K

         NONE

(B)  REPORTS ON FORM 8-K

         NO REPORT ON FORM 8-K WAS FILED BY GUNTHER INTERNATIONAL, LTD. DURING THE QUARTER ENDED DECEMBER 31, 1996.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           GUNTHER INTERNATIONAL, LTD
                                  (REGISTRANT)





         /s/  FREDERICK W. KOLLING III      Date: February 14, 1997
         -----------------------------

                            FREDERICK W. KOLLING III
                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                  AND TREASURER
                       (ON BEHALF OF THE REGISTRANT AND AS
                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1996


                           GUNTHER INTERNATIONAL, LTD.



                                  EXHIBIT INDEX


                                                                      Pages in
                                                                    Sequentially
Exhibit                                                               Numbered
Number                             Description                          Copy
------                             -----------                          ----



27       --       Financial Data Schedule                                15