Form 10KSB
period 1997-03-31
GUNTHER INTERNATIONAL LTD
filed 1997-06-30
CIK 913600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997.
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
         period from                           to                           .
                     -------------------------    --------------------------

Commission file number: 0-22994

                           GUNTHER INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

                          DELAWARE                                                     51-0223195
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                           One Winnenden Road
                          Norwich, Connecticut                                             06360
                (Address of principal executive offices)                                (Zip Code)
Issuer's telephone number: (860) 823-1427

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                  Title of each class                             Name of each exchange on which registered
                  -------------------                             -----------------------------------------
                           None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 Par Value
                         Common Stock Purchase Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $14,452,703.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 18, 1997, based upon the average of the reported closing bid and asked prices of such stock on that date as reported by the OTC Bulletin Board, was $16,842,320. The number of shares of the Registrant's Common Stock outstanding as of June 18, 1997 was 4,283,269.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 1997 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS


                                     PART I

Item 1.           Description of Business...........................................1
                           General..................................................1
                           Development of the Business..............................1
                           Finishing Systems........................................1
                           Strategy.................................................2
                           Systems..................................................2

                  Marketing and Sales...............................................6
                  Customers.........................................................6
                  Manufacturing.....................................................7
                  Installation and Customer Service.................................7
                  Research and Development..........................................8
                  Competition.......................................................8
                  Patents and Proprietary Rights....................................9
                  Employees.........................................................9

Item 2.           Description of Property...........................................9

Item 3.           Legal Proceedings.................................................9

Item 4.           Submission of Matters to a Vote of
                           Security Holders.........................................10


                                     PART II

Item 5.           Market for Common Equity and Related
                           Stockholder Matters......................................10


Item 6.           Management's Discussion and Analysis or Plan of
                           Recent Strategic Initiatives.............................11
                           Summary Financial Data...................................12
                           Results of Operations....................................13
                           Liquidity and Capital Resources..........................14
                           Inflation................................................15
                           Factors That May Affect Future Performance...............15

                                       (i)

Item 7.           Financial Statements..............................................15


Item 8.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..........................16


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act........16

Item 10.          Executive Compensation............................................16

Item 11.          Security Ownership of Certain Beneficial
                                    Owners and Management...........................16

Item 12.          Certain Relationships and Related Transactions....................16

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K..................................17

Signatures..........................................................................20

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

         In September 1992, the Company completed a restructuring that resulted in the infusion of additional capital and the assumption of control by a group of new investors, including Park Investment Partners, Inc. ("Park"), a corporation of which Harold S. Geneen and Gerald H. Newman are the sole stockholders. Pursuant to the restructuring, the Company received approximately $2,257,500 in equity financing in exchange for shares of common stock, warrants to purchase common stock and convertible preferred stock. The convertible preferred stock was fully converted into common stock upon completion of the initial public offering of the Company.

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

         The ability to generate large quantities of documents has created a new way to automate the assembly, sorting and distribution of documents, a process referred to as "finishing". Most of these functions have been performed "off line", that is, without intelligent or computer directed machines. This requires substantial labor, and documents cannot be assembled with the same degree of accuracy, completeness and speed as allowed by intelligent machines. The output, or finishing of documents, is referred to as post processing and includes such functions as folding, stapling, binding, booklet making and packaging assembled documents for mailing and other distribution. Rolls of feed paper allow for the continuous use of printers without reloading for up to 15 hours, resulting in labor savings. Automated processing systems also permit quicker turnaround of documents, improve the accuracy and completeness of assembled documents, facilitate the elimination of large inventories of pre-printed forms and enable the operator to make changes in the type of documents being assembled without stopping the assembly process and without incurring the expense of designing special mainframe computer programs.

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

Focus on Accuracy of Document Assembly. The swift, accurate assembly of documents is critical to customer satisfaction. The Company's systems incorporate technology, including the ability to read various methods of coding on each sheet included in documents, that check for proper page sequence, detect duplicate or missing pages and verify recipients as each document moves down a conveyor. Systems can verify that a given document has been processed properly and maintain a record of the document. The Company continues to emphasize document integrity in all its research, development and marketing efforts.

Focus on Customer Productivity and Costs. The Company focuses its product development efforts on further increasing customer productivity and the reduction of system costs while maintaining the document integrity customers require.

SYSTEMS

         The Company's principal products are the DM-2000 Dual Mailer, the EP-4000 Electronic Publishing System, the MS-6000 Mailing System, the FM-1000 Flat Mailer and SIII Billing System.

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

           The FM-1000 processes flat documents that do not need stapling or binding. The FM1000 can either envelope or shrink wrap flat documents.

           The Series III is a high-speed statement and billing system. Up to nine inserts may be added to the primary document prior to envelope insertion. The system features a high-speed primary document feeder/accumulator, and an up-stream folder.

         These systems are typically comprised of some or all of the following component modules:

         System Control Module and Operator Console. The System Control Module incorporates an IBM-compatible Pentium 133MHZ CPU with an 850 Megabyte hard drive, and a ZIP drive for back-up. It performs the system's control functions and operates the system as defined by the customized application program created by the Company after consultations with the customer. The System Control Module communicates with microprocessors located in each module in the system, monitoring all system functions. Upon initiation of operation, the System Control Module triggers the operation of a Laser Reader or a CCD (Charged Coupled Device) Linear Image Reader. After the resulting information is checked against parameters contained in the system's software, a signal is sent to the Feed Module so that the sheet can be fed into the finishing system. A laser reader is a scanning device which uses a laser light source to read bar-code or OMR (Optical Mark Recognition) information. A CCD Linear Image Reader is a scanning device which is used to read bar-code or OMR information. In the CCD Linear Image Reader, the code being read is illuminated with ambient light rather than a laser light source. OMR is a paper marking technology used with mailing systems to indicate to the main system how to process the sheets that are assembled into an envelope. Microprocessors monitor the sensors in each module and carry out the instructions from the System Control Module, validating that each action initiated has been completed. If an error occurs, i.e., an operation is not completed, a message is sent back to the Operator Console for operator action. The Operator Console communicates all messages from the system's modules to the operator through the use of a CRT (Cathode Ray Tube). Bar code or OMR information, scanned by the Laser Reader or CCD Linear Image Reader, is stored on the System Control Module's hard disk for retrieval and auditing with the system's performance information for reporting purposes. A printer is included with each system to provide a hard copy audit trail and postage reports. Communications software and a modem are provided with each system to permit remote system diagnosis and software updates.

         Laser Reader and CCD Linear Image Reader. The Company was the first to develop processing systems utilizing Laser Readers to scan a bar code to identify each sheet of paper processed. Reading the bar code at over 200 times per second, the System Control Module requires three consecutive identical reads from the Laser Reader before the sheets are fed into the system. Each document set is given a sequence and completeness check from the information in the bar code prior to feeding ("read before feed"). Corrective action, if needed, is taken prior to the assembly or packaging of the document. Systems also may incorporate CCD Linear Image Readers. This reading technology returns a very precise image of the bar code or OMR image being scanned. The CCD Linear Image Reader transmits the image to be processed by the System Control Module approximately 2,000 times a second. With this reading technology, bar-code and OMR marks can be used interchangeably, with reading accuracy and speed the equal of laser reading technology.

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

         Stapler Module. The Stapler Module applies performed staples to the left-hand edge of a document as required by the application and as instructed by information in the bar code. Different size staples can be used to accommodate various package thickness'. The maximum number of sheets which can be stapled is 125 for 24-pound paper and 140 for 20-pound paper. The staple position ranges from 1/16 to 1/32 of an inch on the side edge and 1 to 2 inches from top and bottom.

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

         VeloBind Fastening Module. The VeloBind Fastening Module is a fully automatic binding method that can bind from two pages to approximately one inch of paper. This binding method is designed for documents where sheets may have to be added or deleted by the recipient at a later time. The actual binder is made up of two plastic strips. One strip has four flexible pins which pass through the punched paper. The second strip with matching holes is placed over the pins on the back of the document. The pins are bent and snapped into the grooves of the second strip. The pins can be removed from the grooves manually to allow the recipient to add and/or delete pages.

         Slip and Grip. Slip and Grip is a binding method that utilizes an attractive plastic sleeve placed along the eleven inch edge of an 8-1/2 x 11 inch booklet. The sleeve has a triangular cross section and pinches the paper in its "jaws" for a secure grip. Paper can be removed by sliding the grip off by hand. This facilitates updating of documents. The Slip and Grip module is made up of two sections: the grip feeder and the grip applicator. The grip feeder, is loaded by the operator and holds up to 1200 grips. The applicator section opens the grips and places them over the edge of the booklet. The entire system is fully automatic and can bind up to 40 sheets of 20 lb paper.

         Flat Metering. This module provides a means for automatically applying postage to flat envelopes of varying thickness up to 180 sheets, thereby avoiding the 0.25" thickness limitation of a standard postage meter. The module applies postage to a self-stick label using a standard postage meter, after which the label is fed to a transfer station and applied to the envelope. System software calculates the weight of each package and automatically applies the correct postage. The postage label can be applied in any corner of the envelope, in either portrait or landscape orientation.

         Folder. This module may be placed up-stream, mid-stream, or down-stream in the conveyor path, depending on the application. The folder may be adjusted to produce C-folds, half-folds, or Z-folds and will dynamically handle 1-15 sheets of paper.

         Friction Feeder. The Friction Feeder is a versatile feeder which separates and feed material from the bottom of a stack of up to 24 inches. It efficiently feeds a wide range of material from 20 lb sheets up to 1/2 inch thick booklets. The single knob separator gate adjustment allows for quick and easy set up and material change over.

         Folded Mail Inserter. The inserter can be set for a variety of envelope sizes ranging from Monarch to Bankers to 6"x9 1/2". The unusually large envelope hopper allows for minimum operator interface. Dependent on envelope construction, the inserter will handle up to a 0.25" thick folded package. Provision is made for diversion of oversize packages; all others are automatically sealed (standard envelopes can be used) prior to exiting the module.

         Ink Jet Printing. MS and DM systems may be configured with multi-head ink jet printing capability to dynamically print envelope addresses, return addresses and bar codes in a variety of font styles and sizes.

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

         2-D Code. 2-D is an improved method of coding documents, replacing more traditional means such as bar-code or OMR. Unlike linear or one-dimensional bar codes, 2-D code has the ability to represent large amounts of information in a small area, thereby making the code less obtrusive and more aesthetic. Data integrity is maintained through the use of 16 or 32 bit Cyclic Redundancy Check
(CRC), which is far more powerful than the self-checking within traditional bar codes.

         Convertible Systems. EP and MS systems can be configured to work in both flat and folded modes, using a quick-connect and disconnect 10 x 13 flat inserter or folded mail inserter. This feature allows a user to specify either an EP or MS system, depending on the dominant applications, but still retain the ability to run in both flat and folded mode.

MARKETING AND SALES

         Until early 1993, the Company relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and on the growing reputation of its products to generate sales. Since 1993, the Company's marketing staff has actively marketed Company systems and has targeted other types of insurance companies as well as potential customers in the banking, finance and health care industries. The Company will continue its efforts to expand sales to its existing customer base. Based upon available industry reports, approximately 40% of all non-impact cut sheet laser printers are used in the insurance industry. During the fiscal year ended March 31, 1997, approximately 55% of the Company's system sales were to previous purchasers of the Company's systems and the Company believes that repeat sales and upgrades of existing systems will continue to be an important source of revenue. The Company organizes user group seminars to allow customers to discuss their system requirements with each other and the Company, and to collaborate on system design.

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

CUSTOMERS

         To date, the Company's principal customers have been property and casualty insurance companies, which require accurate, high-speed preparation and distribution of personalized policies and insurance certificates. Since 1986, insurance companies that have purchased the Company's systems have included Aetna, Allstate Insurance Co., Blue Cross/Blue Shield of Connecticut, Chubb & Son Insurance, Colonial Penn, Fireman's Fund, John Hancock Mutual Life Insurance, Metropolitan Life, St. Paul Fire & Marine Insurance, The Travelers and many of the other major insurers in the United States. In addition, the Company's systems have been purchased by A. C. Nielsen, Electronic Data Systems, Nippon Telephone & Telegraph, the State of Mississippi and Automatic Data Processing, USAA, Public Schools Employees Retirement System and the Gartner Group.

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

         At March 31, 1997, the Company had a backlog of orders for 16 systems aggregating approximately $3,276,000, compared to a backlog of approximately $1,085,000 at March 31, 1996. The Company calculates its backlog by subtracting revenues recognized to date from the total contract price of systems in progress. At the time the Company receives an order from a customer, the customer typically pays 50% of the purchase price, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage of completion method over the production period of the system.

MANUFACTURING

         The Company does not fabricate most of the hardware components of its finishing systems and is largely dependent upon third party suppliers to fabricate and, in some cases, assemble components and/or sub-assemblies of a typical system. Although the Company believes that other suppliers are available to perform the services provided by the current suppliers, the termination of the Company's relationship with one or more of these companies may result in a temporary interruption in the supply, and potentially the manufacture and shipment, of the Company's systems. The Company is not aware of any material change in the relationships with its suppliers during the past year, nor have any suppliers indicated an intent to materially modify the terms on which they supply materials to the Company. In the past, the Company has replaced certain suppliers who have been unable to meet the Company's requirements with respect to quality, delivery or pricing, and the Company in the future may replace certain other suppliers for similar reasons.

         The Company manufactures, assembles and tests each system at its facilities in Norwich, Connecticut. Each system is further tested for hardware and software compliance with each customer's unique application and media requirements, using customer supplied materials. Upon satisfactory completion of such tests and customer acceptance of the system, each system is disassembled for shipment and reassembled at customer facilities, which is followed by less stringent site acceptance testing and operator training.

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

         The Company maintains a 10 person customer service group to manage the support of systems in the field. All Gunther customers have some form of maintenance contract with the Company. Typically, this would take the form of on-call service, although in larger installations on-site service is required. Basic on-call coverage comes with a four hour response time guarantee; two hour response time is available to customers for an additional charge.

         Since 1987, the Company has contracted with an outside maintenance company, DataCard, to perform the Company's maintenance obligations, except in cases where the customer specifies that maintenance be performed by Company employees or the customer specifies that maintenance be performed by the customer itself. DataCard, a nationally dispatched organization with over 400 technicians and regional technical support staff, is a service company which maintains a variety of computer driven hardware and paper handling equipment. DataCard has 87 base city service locations throughout the United States. DataCard engineers currently perform remedial and preventive maintenance on 149 Company systems across the country. The Company entered into a contract with DataCard on October 13, 1992 in the form of a Third Party Product Service Agreement, which was subsequently amended on July 2, 1993 and February 17, 1994. The Agreement, which has a term of three years, or until satisfaction by the Company of all outstanding obligations to DataCard, specifies the terms and rates under which maintenance service is to be provided to the Company's customers for various levels of maintenance support. The Agreement also specifies support to be given by the Company to DataCard, including initial training of DataCard personnel, product documentation, all required replacement parts and technical support.

         In September 1992, the Company issued a note in the principal amount of $426,502 to DataCard as payment for services previously performed under the contract with the Company. Principal is payable in quarterly installments of $35,541 beginning in September 1995 and continuing until 1998. Payment of principal began September 30, 1996. The outstanding balance on this note at March 31, 1997 is $319,876. The Company owed

DataCard an additional $200,000 for services, which was payable beginning in September 1995 from a percentage of revenues from maintenance contracts. The outstanding balance on this loan as of March 31, 1997 was $41,668.

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

         The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 1997, revenues from customer maintenance agreements represented approximately 39% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will continue to account for a significant component of its net sales.

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

         For the fiscal years ended March 31, 1997 and 1996, the Company incurred expenses of $163,517 and $64,407, respectively, for research and development activities.

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

         The Company has been issued nine patents in the United States, has two pending patent applications in the United States, and intends to continue to file patent applications on its products and systems. All patent applications filed by the Company are directed to salient features of the Company's systems. The Company regards certain computer software and service applications as proprietary. The Company relies on nondisclosure agreements with its employees and, where the Company regards it as necessary, with customers.

         In connection with a development agreement with Connecticut Innovations, Inc. (CII) and as partial consideration for loans made in connection therewith, the Company has assigned all existing, and future patents to CII as security for the Company's performance. Title to the patents will be transferred back to the Company upon the fulfillment of its obligations under the Development Agreements, as amended and restated as of December 31, 1995.

         Although the Company believes that patents and other intellectual property rights may be important to its business, there can be no assurance that patents will issue from any applications thereof, or if patents issue, that the claims allowed will be of adequate scope to protect the Company's technology or the issued patents or other technology rights will not be challenged or invalidated. The Company's business could be adversely affected by increased competition in the event that any patent granted to it is adjudicated to be invalid or is inadequate in scope to protect the Company's operations, or if any of the Company's other arrangements related to technology are breached or violated. Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful. Furthermore, the Company could incur substantial costs in defending itself in patent infringement suits brought by others and in prosecuting suits against patent infringes.

         In connection with the restructuring completed by the Company in September 1992, the Company granted to Bell & Howell a nonexclusive license for read and feed technology developed and patented by the Company. The technology previously had been licensed by the Company to one of its component suppliers, Ascom Holding, Inc. ("Ascom"), but was not transferable by Ascom. The license granted to Bell & Howell was in consideration for the forgiveness of indebtedness of the Company to Ascom and the payment by Ascom of $250,000 to CII on behalf of the Company. The Company believes that Bell & Howell purchased the business and assets of Ascom in 1992. The license granted to Bell & Howell is royalty-free and coterminous with the patents with respect to the licensed technology. The Company does not believe that the license granted to Bell & Howell has affected the Company's competitive position. The Company does not regard the technology itself as material to its competitive position, which depends on the Company's ability to adapt technology to customer needs and, in particular, to modify software that controls system functions and, to a lesser extent, to combine modules. However, the development by Bell & Howell of a software driven system based in part on the technology could adversely affect the Company's competitive position.

EMPLOYEES

         At March 31, 1997, the Company had 88 full-time employees, consisting of 56 engaged in engineering and development and manufacturing support, 14 in marketing and sales activities, 10 in customer services and 8 in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

ITEM 2.        DESCRIPTION OF PROPERTY

         The Company's principal facilities are located at One Winnenden Road, Norwich, Connecticut, where the Company leases approximately 75,000 square feet of space. The Company leases its facility on a 3 year basis which requires payment of monthly rent in the amount of $27,500 through September 30, 1999. Of the Company's space in Norwich, approximately 15,000 square feet is devoted to office and administrative uses, approximately 55,000 square feet to engineering, development and assembly activities, and approximately 5,000 square feet to marketing, sales and customer service functions. The Company also has sales offices in Charleston, Rhode Island and Chicago, Illinois, that are leased on a month-to-month basis for rent aggregating $800 per month.

ITEM 3.       LEGAL PROCEEDINGS.

         A former employee who was terminated from employment on December 3, 1993, filed an application for a prejudgment remedy in the Connecticut Superior Court for the Judicial District of Fairfield at Bridgeport on January 28, 1994 seeking an attachment of $300,000 on Company assets. On April 16, 1997 a settlement was reached whereby the Company paid the former employee $15,000 in full settlement of all claims.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       From December 21, 1993 to April 12, 1995, the Company's Common Stock was traded on the NASDAQ SmallCap Market under the symbol SORT. On April 12, 1995, the National Association of Securities Dealers ("NASD") delisted the Common Stock from the NASDAQ SmallCap Market due to the Company's failure to maintain capital and surplus of at least $1,000,000. On December 20, 1996, the NASD relisted the Company's stock on the NASDAQ SmallCap Market.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter of fiscal 1996 and fiscal 1997, as reported by NASDAQ and the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commission and may not represent actual transactions.

                                                               Bid Price
        Fiscal Quarter                                High                     Low
        --------------                                ----                     ---
First Fiscal Quarter - 1996                          $3                      $2 3/4
(April 1 - June 30, 1995)

Second Fiscal Quarter - 1996                          4 1/4                   3
(July 1 - September 30, 1995)

Third Fiscal Quarter - 1996                           4 7/8                   3 1/2
(October 1 - December 31, 1995)

Fourth Fiscal Quarter - 1996                          6 13/16                 3 3/4
(January 1 - March 31, 1996)

First Fiscal Quarter - 1997                           6 7/8                   4 7/8
(April 1 - June 30, 1996)

Second Fiscal Quarter - 1997                          5 3/4                   4 1/2
(July 1 - September 30, 1996)

Third Fiscal Quarter - 1997                           6 1/4                   4 1/8
(October 1 - December 31, 1996)

Fourth Fiscal Quarter - 1997                          8 3/4                   5 7/8
(January 1 - March 31, 1997)

         On June 20, 1997, the high and low bid price quotations for the Company's Common Stock were $6 5/8 and $6 17/32, respectively, as reported on NASDAQ.

         As of June 18, 1997 there were approximately 1,170 record owners of the Company's Common Stock. There is one record owner of the Company's Class B Common Stock. The Company has not paid dividends of its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

SALES OF UNREGISTERED SECURITIES

         In August 1995, the registrant issued and sold an aggregate of 333,335 shares of its Common Stock to nine accredited investors for an aggregate offering price of $10,000,005. In September 1996, the registrant issued and sold an aggregate of 150,000 shares of its Common Stock to ten accredited investors for an aggregate offering price of $525,000.

         No underwriters were used in connection with either of these private placements, and accordingly, there were no underwriting discounts or commissions. The issuance of these securities were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as transactions by an issuer not involving any public offering.

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

         In years prior to fiscal year 1996, due to the Company's financial position and resulting cash needs, the Company was focused on consummating sales without due regard to a coherent product pricing strategy. This practice resulted in an erosion of gross profit margins. Similarly, the Company had undertaken specific contracts involving significant development effort without adequately anticipating (or being reimbursed for) such efforts. Management believes that it is possible to establish and maintain selling prices without losing significant volume, and had been successful in implementing such a policy in fiscal year 1996, and continued to improve results in fiscal year 1997. The Company intends to focus its future selling efforts primarily on standard products, while acknowledging that some degree of customization is inherent in the type of products the Company supplies. Management believes these actions will enhance the Company's ability to successfully enter new markets and allow the Company to increase gross profit margins.

         Cost Reduction. In addition to the initiatives discussed above, Management intends to aggressively pursue product cost reduction. Management believes that substantial cost reduction can be achieved without compromising quality and, in some cases, while simultaneously improving system performance. Engineering resources are currently being devoted to redesign and reduce the cost of major components of the Company's systems. In addition, manufacturing operations are being restructured to improve operating efficiency by assembling commonly used modules in multiple lots, as opposed to assembling components in response to individual orders. Similarly, component parts supplied by third party suppliers are being ordered against blanket orders for best pricing and improved supplier efficiency. Finally, materials ordering is being coordinated more effectively with manufacturing schedules to assure that such materials are available when needed. Management believes that these and other actions will result in improved gross margins.

SUMMARY FINANCIAL DATA

         The summary financial data presented below should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere herein.

                                        Year Ended             Year Ended            Year Ended
                                      March 31, 1997         March 31, 1996         March 31, 1995
                                      --------------         --------------         --------------
Sales:
   Systems                             $  8,716,473           $  8,458,700           $ 6,629,988
   Maintenance                            5,736,230              4,022,562             2,935,333
                                       ------------           ------------           -----------
          Total Sales                    14,452,703             12,481,262             9,565,321
                                       ------------           ------------           -----------
Cost of Sales:
   Systems                                4,797,526              4,895,387             4,844,531
   Maintenance                            3,166,419              2,826,853             2,306,597
                                       ------------           ------------           -----------
          Total Cost of Sales             7,963,945              7,722,240             7,151,128
                                       ------------           ------------           -----------
Gross Profit                              6,488,758              4,759,022             2,414,193

Operating Expenses:
   Selling and Administrative             5,881,926              5,330,807             5,710,062
   Research and Development                 163,517                 64,407                79,764
                                       ------------           ------------           -----------
          Total Operating
              Expenses                    6,045,443              5,395,214             5,789,826
                                       ------------           ------------           -----------
Operating Income (Loss)                     443,315               (636,192)           (3,375,633)


Other Expenses:
   Interest Expense, Net                   (184,426)              (243,363)             (176,814)
   Debt Conversion Expense                        0                      0               (99,998)
                                       ------------           ------------           -----------
Net Income (Loss)                      $    258,889           $   (879,555)          $(3,652,445)
                                       ============           ============           ===========

Net Income (Loss) Per Share            $       0.06           $      (0.23)          $     (1.08)
                                       ============           ============           ===========

                                                              1997                          1996
                                                              ----                          ----
Current Assets                                              $4,357,146                   $3,372,889
Total Assets                                                 9,363,693                    8,155,859
Current Liabilities                                          4,768,874                    4,579,364
Long-Term Debt, less current maturities                      2,213,618                    1,964,709
Stockholders' Equity                                         2,381,201                    1,611,786

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED MARCH 31, 1997
         COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

         Systems sales for fiscal 1997 increased $257,000, or 3%, from fiscal 1996. The Company received a substantial number of orders in the fourth quarter of the fiscal year. At March 31, 1997, the systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand, was $3,276,000 (or 16 systems) as compared to $1,085,000 (or 6 systems) at March 31, 1996.

         Maintenance revenues increased $1,730,000 or 36%, as a result of the larger number of systems in the field and inflationary price increases in maintenance contracts between the periods.

         Gross profit increased to $6,489,000 in fiscal 1997. The gross margin on system sales increased from 42% in fiscal 1996 to 45% in fiscal 1997. The increase in gross margin is due to increased manufacturing and purchasing efficiencies. The maintenance gross profit percentage increased from 30% in fiscal 1996 to 45% in fiscal 1997, reflecting an increase in requests for special services and multiple shift maintenance which yields a higher gross margin than the services covered by the Company's standard maintenance contract.

        Selling and administrative expenses increased $551,000, or 10%, from fiscal 1996 to fiscal 1997. The increased level of expenses primarily reflects the costs associated with the increased sales staff in fiscal year 1997 over fiscal year 1996.

         Research and development expenses increased $100,000, or 154%, from fiscal 1996 to fiscal 1997. This increase resulted from additional efforts to develop inkjet printing products and faster, more functional document handling equipment.

         Interest expense for fiscal 1997 decreased $59,000, or 24%, from fiscal 1996, decreasing from $243,000 to $184,000. This decrease was directly attributable to one time interest charges in 1996.

         As a result of the foregoing, the Company realized a net profit of $259,000 for the fiscal year ended March 31, 1997, as compared to a net loss of $880,000 for the fiscal year ended March 31, 1996.

         FISCAL YEAR ENDED MARCH 31, 1996
         COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

         Systems sales for fiscal 1996 increased $1,829,000, or 28%, from fiscal 1995. Substantially all of this increase was attributable to increased unit sales, rather than changes in the prices of the Company's systems. Approximately 29 systems were completed in fiscal 1996, compared to 16 in fiscal 1995. At March 31, 1996, the systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand, was $1,085,000 (or 6 systems) as compared to $3,676,000 (or 18 systems) at March 31, 1995. The reduction in backlog is attributable solely to the timing of order flows, which have improved substantially since the end of fiscal 1996. Accordingly, management does not believe the reduction in backlog between the periods reflects any deterioration in the Company's prospects.

         Maintenance revenues increased $1,087,000 or 37%, as result of the larger number of systems in the field and inflationary price increases in maintenance contracts between the periods.

         Gross profit increased to $4,759,000 in fiscal 1996. The gross margin on system sales increased significantly from 27% in fiscal 1995 to 42% in fiscal 1996 reflecting a return to the Company's historic gross profit margins. The maintenance gross profit percentage increased from 21% in fiscal 1995 to 30% in fiscal 1996, reflecting an increase in requests for special services, which yield a higher gross margin than the services covered by the Company's standard maintenance contract.

         Selling and administrative expenses decreased $379,000, or 7%, from fiscal 1995 to fiscal 1996. The decreased level of expenses reflects the efforts of management to hold fixed costs steady during a period of growing sales revenues.

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

         Interest expense for fiscal 1996 increased $66,000, or 38%, from fiscal 1995, increasing from $177,000 to $243,000. This increase was directly attributable to the increase in borrowings between the periods. Debt conversion expense for 1995 consists of a one-time charge of $100,000 for the early conversion of $400,000 of outstanding debt into common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and improve profitability. During the year ended March 31, 1997, the Company had cash flow from operations of $149,000, compared to negative cash flows of approximately $655,000 and $2,981,000 for the years ended March 31, 1996 and 1995, respectively. These cash flow deficiencies in prior years reflected the increased costs associated with the Company's expanded marketing and sales efforts and the lack of additional sales sufficient to offset the increased expenditures.

         In general, as the Company achieves higher sales volumes, a cash flow benefit will be realized from the increasing levels of deposits received from customers, usually 50% of the system price at the time the order is placed. Subsequent to yearend, the Company received additional deposits on orders, shipment payments and maintenance payments sufficient to fund ongoing business requirements.

         Purchases of property and equipment totaled $634,000 in fiscal 1997. The current and planned capital spending levels are not believed to be a significant element of liquidity in fiscal 1998.

         In September 1992, the Company issued a note in the principal amount of $426,502 to DataCard as payment for services previously performed under the contract with the Company. Principal is payable in quarterly installments of $35,541 beginning in September 1995 and continuing until 1998. The outstanding balance on this note at March 31, 1997 was $319,876. The Company owed DataCard an additional $200,000 for services, which was payable beginning in September 1995 from a percentage of revenues from maintenance contracts. The outstanding balance on loan as of March 31, 1997 was $41,668. These loans do not have any material restrictive covenants.

         Historically, the Company has financed its operations through cash generated from financing arrangements with third parties, bank borrowings secured by affiliate guarantees or cash collateral furnished by affiliates, customer deposits, and the sale of equity interests in the Company. As of March 31, 1997, the balance of cash was $261,700.

         On June 4, 1996, the Company entered into a new line of credit arrangement with a bank which was used to refinance the Company's pre-existing line of credit. The new arrangement provides for two revolving loans totaling $2,250,000. The available borrowing under Facility A is in the amount of $1,750,000, and is to be fully cash collateralized by assets provided by Mr. Harold S. Geneen, a stockholder and a Director of the Company. The funds advanced under Facility A bear interest at the bank's base rate. The maturity date of Facility A is July 30, 1998. The available borrowing under Facility B is in the amount of $500,000, and is secured by all tangible and intangible personal property of the Company. The funds advanced under Facility B bear interest at the bank's base rate, plus 1%. The maturity date of Facility B is July 30, 1998. As of March 31, 1997, $2,201,169 was outstanding on the line of credit.

         Except for the financing arrangements described above, the Company does not have any commitments for outside funding of any kind. It must depend, therefore, upon the generation of sufficient internally generated funds and the remaining funds available under its revolving line of credit to fund its operations during fiscal 1998. Management believes that such internally generated funds and available borrowings under its revolving credit facility will be sufficient to fund its cash requirements during fiscal 1998.

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

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this item are presented on pages F-1 through F-19 immediately after the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1997 Annual Meeting of Stockholders, which is currently scheduled to be held in August 1997. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.


ITEM 10. EXECUTIVE COMPENSATION.

         The information required by Item 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1997 Annual Meeting of Stockholders, which is currently scheduled to be held in August 1997. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1997 Annual Meeting of Stockholders, which is currently scheduled to be held in August 1997. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1997 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1997. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.
--------          ---------------------------------
      a. Exhibits required by Item 601 of Regulation S-B:

         3.1      Restated Certificate of Incorporation of the Company (filed as
                  Exhibit 3(i)(a) to the Company's Registration Statement on
                  Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
         3.2      Certificate of Amendment of Restated Certificate of
                  Incorporation of the Company (filed as Exhibit 3(i)(b) to the Company's Registration Statement on Form SB-2, Commission File
                  No. 33-70052-B, and incorporated herein by reference).
         3.3      Certificate of Amendment of Restated Certificate of
                  Incorporation (the form of which was filed as Exhibit 3(i)(c) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and is incorporated herein by reference).
         3.4 By-Laws of the Company, as amended (filed as Exhibit 3(ii) to the Company's Registration Statement on Form SB-2, Commission
                  File No. 33-70052-B, and incorporated herein by reference).
         10.1     Recapitalization Agreement dated September 4, 1992 (filed as
                  Exhibit 10(a) to the Company's Registration Statement on Form
                  SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
         10.2 Underwriting Agreement, dated December 20, 1993, by and among the Company, JW Charles Securities, Inc. and Corporate
                  Securities Group, Inc. (the form of which was filed as Exhibit
                  1 to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and is incorporated herein by reference).
         10.3     Employment Agreement, dated September 4, 1992, between the
                  Company and William H. Gunther, Jr. (filed as Exhibit 10(o) to the Company's Registration Statement on Form SB-2, Commission
                  File No. 33-70052-B, and incorporated herein by reference).
         10.4 Stock Subscription Warrant, issued September 4, 1992, entitling Park Investment Partners, Inc. to purchase 102,000 shares of the Company's Common Stock at $0.375 per share (the
                  "Warrant Price") (filed as Exhibit 10(h) to the Company's
                  Registration Statement on Form SB-2, Commission File No.
                  33-70052-B, and incorporated herein by reference).
         10.5 Stock Subscription Warrant, issued September 4, 1992, entitling Gerald H. Newman to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit
                  10(i) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.6 Stock Subscription Warrant, issued September 4, 1992, entitling Joyce D. Flaschen to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit
                  10(j) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.7 Stock Subscription Warrant, issued September 4, 1992, entitling Harold S. Geneento purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit
                  10(k) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.8 Stock Subscription Warrant, issued September 4, 1992, entitling Howard Alper to purchase 26,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit
                  10(l) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.9 Stock Subscription Warrant, issued September 4, 1992, entitling Mark Fisher to purchase 6,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit
                  10(m) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).

         10.10 Stock Subscription Warrant, issued September 4, 1992, entitling Caren Barness to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit
                  10(n) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.11 Stock Subscription Warrant, issued September 4, 1992, entitling Guy W. Fiske to purchase 26,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit
                  10(o) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.12    Royalty Agreement, dated September 3, 1992, between the
                  Company and William H. Gunther, Jr. (filed as Exhibit 10(s) to the Company's Registration Statement on Form SB-2, Commission
                  File No. 33-70052-B, and incorporated herein by reference).
         10.13    Royalty Agreement, dated September 3, 1992, between the
                  Company and William H. Gunther III (filed as Exhibit 10(t) to the Company's Registration Statement on Form SB-2, Commission
                  File No. 33-70052-B, and incorporated herein by reference).
         10.14    Royalty Agreement, dated September 3, 1992, between the
                  Company and Joseph E. Lamborghini (filed as Exhibit 10(u) to the Company's Registration Statement on Form SB-2, Commission
                  File No. 33-70052-B, and incorporated herein by reference).
         10.15    Royalty Agreement, dated September 3, 1992, between the
                  Company and Rufus V. Smith (filed as Exhibit 10(v) to the
                  Company's Registration Statement on Form SB-2, Commission File
                  No. 33-70052-B, and incorporated herein by reference).
         10.16    Royalty Agreement, dated September 3, 1992, between the
                  Company and Christine E. Gunther (filed as Exhibit 10(w) to the Company's Registration Statement on Form SB-2, Commission
                  File No. 33-70052-B, and incorporated herein by reference).
         10.17    Royalty Agreement, dated September 3, 1992, between the
                  Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the
                  Company's Registration Statement on Form SB-2, Commission File
                  No. 33-70052-B, and incorporated herein by reference).
         10.18    Letter Agreement, dated September 1, 1992, between the Company and DataCard (filed as Exhibit 10(ee) to the Company's
                  Registration Statement on Form SB-2, Commission File No.
                  33-70052-B, and incorporated herein by reference).
         10.19    Promissory Note of the Company, dated September, 1992, to
                  DataCard, in the amount of $426,501.99 (filed as Exhibit
                  10(ff) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.20 Third Party Product Service Agreement, dated October 13, 1992, between the Company and DataCard (filed as Exhibit 10(gg) to the Company's Registration Statement on Form SB-2, Commission
                  File No. 33-70052-B, and incorporated herein by reference).
         10.21 First Amendment to the Third Party Product Service Agreement, dated July 2, 1993, between the Company and DataCard. (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference.)
         10.22 Second Amendment to the Third Party Product Service Agreement, dated February 17, 1994, between the Company and DataCard
                  (filed as Exhibit 10.32 to the Company's Annual Report on Form
                  10-KSB dated June 26, 1995, and incorporated herein by reference).
         10.23    Agreement, dated August 29, 1991, between the Company and
                  Standard Duplicating Machines Corporation (filed as Exhibit
                  10(hh) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.24    Form of Employee Stock Option Plan and Founders Option Plan
                  (filed as Exhibit 10(kkk) to the Company's Registration
                  Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
         10.25 Letter Agreement, dated December 13, 1993, deferring certain payments by the Company (filed as Exhibit 10(III) to the Company's Registration Statement on Form SB-2, Commission File
                  No. 33-70052-B, and incorporated herein by reference).
         10.26    Warrant, dated October 20, 1993, to purchase 40,000 shares of
                  Common Stock issued to Mark Fisher (filed as Exhibit 10(vvv) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).

         10.27    Warrant, dated January 9, 1995, to purchase 13,333 shares of
                  Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB dated June 26,
                  1995, and incorporated herein by reference).
         10.28    Warrant, dated January 12, 1995, to purchase 10,000 shares of
                  Common Stock issued to Michael Jesselson and Linda Jesselson
                  Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson (filed as
                  Exhibit 10.51 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).
         10.29    Warrant, dated January 12, 1995, to purchase 10,000 shares of
                  Common Stock issued to Michael Jesselson and Linda Jesselson
                  Trustees UIT 3/27/84 FOB Roni Aron Jesselson (filed as Exhibit
                  10.52 to the Company's Annual Report on Form 10-KSB dated June
                  26, 1995, and incorporated herein by reference).
         10.30    Warrant, dated January 12, 1995, to purchase 10,000 shares of
                  Common Stock issued to Michael Jesselson and Linda Jesselson
                  Trustees UIT 3/27/84 FOB Jonathan Judah Jesselson (filed as
                  Exhibit 10.53 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).
         10.31    Warrant, dated January 12, 1995, to purchase 10,000 shares of
                  Common Stock issued to Michael Jesselson and Linda Jesselson
                  Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as
                  Exhibit 10.54 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).
         10.32    Warrant, dated January 12, 1995, to purchase 13,333 shares of
                  Common Stock issued to Michael Jesselson and Linda Jesselson
                  Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as
                  Exhibit 10.55 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).
         10.33    Non-exclusive License Agreement between the Company and Bell &
                  Howell (filed as Exhibit 10(.qaii) to the Company's
                  Registration Statement on Form SB-2, Commission File No.
                  33-70052-B, and incorporated herein by reference).
         10.34    Memorandum Agreement dated as of March 30, 1992 between the
                  Company, Ascom Holding, Inc. and Ascom Auteka, AG (filed as
                  Exhibit 10(bbbb) to the Company's Registration Statement on
                  Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
         10.35    Agreement dated as of June 25, 1992 between the Company, Ascom
                  Holding, Inc. and Ascom Auteka, AG (filed as Exhibit 10(cccc) to the Company's Registration Statement on Form SB-2,
                  Commission File No. 33-70052-B, and incorporated herein by reference).
         10.40    Xerox Worldwide Printing Systems Partners Program Partnership
                  Guide dated August 1990 (filed as Exhibit 10.64 to the
                  Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).
         10.42 Amendment and Restatement of Development Agreement made as of December 31, 1995 between the Company and CII (filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB dated February 12, 1996 and incorporated herein by reference).
         10.43    Building lease between the Company and UNC Incorporated, dated
                  July 31, 1996.
         10.44    Promissory Note dated September 9, 1996 between James H.
                  Whitney, CEO, Gunther International, Ltd. and the Company.
         10.45    Revolving Loan and Security Agreement.
         10.46    Subordination Agreement.
         24 Power of Attorney pursuant to which this report has been executed.

         b.    Reports on Form 8-K.         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GUNTHER INTERNATIONAL, LTD.



                                       By:      /s/ Frederick W. Kolling III
                                            -----------------------------------
                                       Frederick W. Kolling III
                              VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                              AND TREASURER
                              (ON BEHALF OF THE REGISTRANT AND AS
                              PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


Date:   June 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature:                          Title:                                    Date:
----------                          ------                                    -----
/s/ James H. Whitney                President, Chief Executive                June 30, 1997
----------------------------        Officer (Principle Executive
James H. Whitney                    Officer)

/s/ Frederick W. Kolling III                                                  June 30, 1997
----------------------------
Frederick W. Kolling III
Attorney-in-Fact for:

Guy W. Fiske                        Director
Harold S. Geneen                    Director
J. Kenneth Hickman                  Director
Frederick W. Kolling III            Director
Alan W. Morton                      Director
Gerald H. Newman                    Director
James H. Whitney                    Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                                             Page No.
                                                                                             --------
Report of Independent Public Accountants                                                        F-2

Balance Sheets as of March 31, 1997 and 1996                                                    F-3

Statements of Operations for the Years Ended March 31, 1997,
     1996 and 1995                                                                              F-5

Statements of Stockholders' Equity for the Years Ended
     March 31, 1997, 1996 and 1995                                                              F-6

Statements of Cash Flows for the Years Ended March 31, 1997,
   1996 and 1995                                                                                F-7

Notes to Financial Statements                                                                   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Gunther International, Ltd.:

         We have audited the accompanying balance sheets of Gunther International, Ltd. (the Company) (a Delaware corporation) as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP
Hartford, Connecticut
June 18, 1997

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                             MARCH 31, 1997 AND 1996


                                                             1997                 1996
                                                             ----                 ----
Assets
Current Assets:
   Unrestricted Cash and Short-Term Investments           $   261,700         $   127,059
   Restricted Cash and Short-Term Investments                       0             325,834
   Accounts Receivable, Net                                 1,298,765           1,187,082
   Costs and Estimated Earnings in Excess of
     Billings on Uncompleted Contracts                      1,403,715             331,644
   Inventories                                              1,262,435           1,312,407
   Prepaid Expenses                                            90,531              88,863
                                                          -----------         -----------
                  Total Current Assets                      4,317,146           3,372,889
                                                          -----------         -----------

Property and Equipment:
   Machinery and Equipment                                  1,099,208             761,700
   Furniture and Fixtures                                     187,294             113,982
   Leasehold Improvements                                     229,804              67,811
                                                          -----------         -----------
                                                            1,516,306             943,493
   Less - Accumulated Depreciation
     and Amortization                                        (483,069)           (292,099)
                                                          -----------         -----------
                                                            1,033,237             651,394
                                                          -----------         -----------
Other Assets:
   Excess of Cost Over Fair Value of Net
     Assets Acquired, Net                                   3,445,293           3,668,772
   Deferred Preproduction Costs, Net                          457,189             397,444
   Accounts and Notes Receivable From Stockholders             40,000              19,177
   Investment, at Lower of Cost or Market                      30,000              30,000
   Other                                                       40,828              16,183
                                                          -----------         -----------
                                                            4,013,310           4,131,576
                                                          -----------         -----------
                                                          $ 9,363,693         $ 8,155,859
                                                          ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                           BALANCE SHEETS (CONTINUED)
                             MARCH 31, 1997 AND 1996


                                                          1997                   1996
                                                          ----                   ----
Liabilities and Stockholders' Equity
Current  Liabilities:
   Accounts Payable to Stockholder                     $          0         $    100,000
   Notes Payable and Current Maturities of
     Other Long-Term Debt                                   401,866              666,325
   Accounts Payable                                       2,059,506            1,951,551
   Accrued Expenses                                         479,043              494,089
   Billings in Excess of Costs and Estimated
     Earnings on Uncompleted Contracts                      771,016              243,371
   Deferred Service Contract Revenue                      1,057,443            1,124,028
                                                       ------------         ------------
          Total Current Liabilities                       4,768,874            4,579,364
                                                       ------------         ------------

Long-Term Debt, Less Current Maturities                   2,213,618            1,964,709
                                                       ------------         ------------

Commitments and Contingencies (Notes 2 and 13)

Stockholders' Equity:

   Common Stock, $.001 Par Value; 16,000,000
     Shares Authorized; 4,283,269 and 4,133,269
     Shares Issued and Outstanding at March 31,
     1997 and 1996, respectively                              4,283                4,133
   Series B Common Stock, $.001 Par Value; 500
     Shares Authorized, Issued and Outstanding
     at March 31, 1997 and 1996                                   1                    1
   Additional Paid-in Capital                            11,375,826           10,865,450
   Accumulated Deficit                                   (8,998,909)          (9,257,798)
                                                       ------------         ------------
          Total Stockholders' Equity                      2,381,201            1,611,786
                                                       ------------         ------------
                                                       $  9,363,693         $  8,155,859
                                                       ============         ============

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS


                                           Year Ended           Year Ended           Year Ended
                                         March 31, 1997       March 31, 1996       March 31, 1995
                                         --------------       --------------       --------------
 Sales:
   Systems                                $  8,716,473         $  8,458,700         $ 6,629,988
   Maintenance                               5,736,230            4,022,562           2,935,333
                                          ------------         ------------         -----------
          Total Sales                       14,452,703           12,481,262           9,565,321
                                          ------------         ------------         -----------
Cost of Sales:
  Systems                                    4,797,526            4,895,387           4,844,531
  Maintenance                                3,166,419            2,826,853           2,306,597
                                          ------------         ------------         -----------
          Total Cost of Sales                7,963,945            7,722,240           7,151,128
                                          ------------         ------------         -----------
Gross Profit                                 6,488,758            4,759,022           2,414,193
                                          ------------         ------------         -----------

Operating Expenses:
  Selling and Administrative                 5,881,926            5,330,807           5,710,062
  Research and Development                     163,517               64,407              79,764
                                          ------------         ------------         -----------
          Total Operating Expenses           6,045,443            5,395,214           5,789,826
                                          ------------         ------------         -----------
Operating Income (Loss)                        443,315             (636,192)         (3,375,633)
                                          ------------         ------------         -----------

Other Expenses:
   Interest Expense, Net                      (184,426)            (243,363)           (176,814)
   Debt Conversion Expense                           0                    0             (99,998)
                                          ------------         ------------         -----------
                                              (184,426)            (243,363)           (276,812)
                                          ------------         ------------         -----------
Net Income (Loss)                         $    258,889         $   (879,555)        $(3,652,445)
                                          ============         ============         ===========

Net Income (Loss) Per Share:
   Primary and Fully Diluted              $       0.06         $      (0.23)        $     (1.08)
                                          ============         ============         ===========

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                                    Series B
                                            Common Stock          Common Stock
                                           $.001 Par Value      $.001 Par Value      Additional
                                           ---------------      ---------------       Paid-In        Accumulated
                                          Shares      Amount    Shares    Amount      Capital          Deficit            Total
                                          ------      ------    ------    ------      -------          -------            -----
Balance, April 1, 1994                  3,293,183     $3,293     500        $1      $  7,844,143      $(4,725,798)     $3,121,639
Conversion of notes payable
  to stockholders to common
  stock                                   303,092        303       0         0         1,039,867                0       1,040,170
Net loss                                        0          0       0         0                 0       (3,652,445)     (3,652,445)
                                        ---------     ------     ---        --      ------------      -----------      ----------

Balance, March 31, 1995                 3,596,275      3,596     500         1         8,884,010       (8,378,243)        509,364
Conversion of notes payable
  to stockholders to common
  stock                                   203,659        204       0         0           568,956                0         569,160
Private placement of common
  stock                                   333,335        333       0         0           999,667                0       1,000,000
Retirement of Class B senior
  preferred stock                               0          0       0         0           412,817                0         412,817
Net loss                                        0          0       0         0                 0         (879,555)       (879,555)
                                        ---------     ------     ---        --      ------------      -----------      ----------

Balance, March 31, 1996                 4,133,269      4,133     500         1        10,865,450       (9,257,798)      1,611,786
Private placement of common
  stock                                   150,000        150       0         0           510,376                0         510,526
Net income                                      0          0       0         0                 0          258,889         258,889
                                        ---------     ------     ---        --      ------------      -----------      ----------

Balance, March 31, 1997                 4,283,269     $4,283     500        $1      $ 11,375,826      $(8,998,909)     $2,381,201
                                        =========     ======     ===        ==      ============      ===========      ==========

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS

                                                                Year Ended      Year Ended       Year Ended
                                                              March 31, 1997   March 31, 1996   March 31, 1995
                                                              --------------   --------------   --------------
Cash Flows From Operating Activities:
  Net income (loss)                                            $   258,889      $  (879,555)     $(3,652,445)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating activities:
  Depreciation and amortization                                    577,663          344,866          321,611
  Royalties forgiven                                                     0          (81,084)               0
  Loss on investment and abandonment of leasehold
     improvements                                                   39,319                0            8,167
  Debt conversion expense                                                0                0           99,998
  (Increase) decrease in accounts receivable, net                 (111,683)        (545,685)          29,943
  Decrease (increase) in inventories                                49,972          503,480         (218,013)
  (Increase) decrease in prepaid expenses and other assets         (26,313)         117,182           (6,459)
  (Increase) decrease in accounts and notes receivable
      from stockholder                                             (20,823)          73,762                0
  (Decrease) increase in accounts payable
     and accrued expenses                                           (7,091)         410,854          545,426
  (Decrease) increase in deferred service
     contract revenue                                              (66,585)         (52,777)         153,094
  Increase in billings in excess of costs and estimated
      earnings, net                                               (544,426)        (546,539)        (262,028)
                                                               -----------      -----------      -----------
              Net cash provided by (used for)
                  operating activities                             148,922         (655,496)      (2,980,706)
                                                               -----------      -----------      -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                             (633,566)        (207,179)        (105,498)
  Increase in deferred preproduction costs                        (201,525)        (280,202)        (125,977)
  Proceeds from sale of property and equipment                           0                0            1,500
                                                               -----------      -----------      -----------
              Net cash used for investing activities              (835,091)        (487,381)        (229,975)
                                                               -----------      -----------      -----------

Cash Flows From Financing Activities:
  Proceeds from notes payable and long-term debt                 2,217,729        1,030,114        1,910,844
  Repayments of notes payable and long-term debt                (2,233,279)        (813,014)        (317,325)
  Decrease (increase) in restricted cash and
     short-term investments                                        325,834          (25,834)          39,643
  Net proceeds from sale of common
     stock and warrants                                            510,526        1,000,000                0
  Closing costs in connection with conversion
     of notes payable to common stock
     and retirement of Class B preferred stock                           0         (229,926)               0
                                                               -----------      -----------      -----------
              Net cash provided by financing activities            820,810          961,340        1,633,162
                                                               -----------      -----------      -----------
Net (Decrease) Increase in Unrestricted Cash
   and Short-Term Investments                                      134,641         (181,537)      (1,577,519)
Unrestricted Cash and Short-Term
   Investments, beginning of year                                  127,059          308,596        1,886,115
                                                               -----------      -----------      -----------
Unrestricted Cash and Short-Term
  Investments, end of year                                     $   261,700      $   127,059      $   308,596
                                                               ===========      ===========      ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                       $   280,967      $   169,223      $   102,161
  Cash paid for income taxes                                             0           12,700            9,700
  Common stock issued for notes payable and
    accrued interest                                                     0          711,903        1,040,170
  Retirement of Class B Preferred Stock                                  0          500,000                0

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

         On September 4, 1992, the Company and its stockholders entered into an Acquisition Agreement (the Acquisition). Under the terms of the Acquisition, the existing stockholders exchanged their shares of the Company's no par value common stock for 190,000 shares of newly issued $.001 par value common stock. Due to the substantial change in ownership of the Company and the assumption of control of the Company's Board of Directors by the new stockholder group resulting from the Acquisition, this transaction was accounted for as a purchase of the Company by the new stockholder group as required by Accounting Principles Board Opinion No. 16. In addition, under the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 54, the purchase price has been "pushed down" to the financial statements of the Company to reflect the new stockholder group's investment in the Company to the extent acquired by the new stockholder group. The Company adopted this accounting since the new stockholder group acted as one entity in negotiating and executing the agreements to consummate the Acquisition.


2.       Market and Operating Environment:

         From inception through fiscal 1996, the Company incurred losses from operations. The Company's products were developed in the mid-1980's to meet a need for greater reliability and integrity in document finishing systems. These products are dependent upon proprietary technology and require specially skilled engineers and technicians to design, enhance and produce them to customer needs. The Company's products also face competition from other products and companies with greater financial resources than the Company. Operating results improved significantly during the fiscal years ended March 31, 1996 and 1997 and, the Company achieved operating earnings in fiscal 1997 . Management believes operating results will continue to improve and generate sufficient cash flow to meet the Company's obligations in the normal course of business. However, the Company may require additional financing to achieve increased levels of operations.

         Since the Acquisition described in Note 1, the Company has been successful in raising funds to support its operating needs through debt and equity financing from its principal stockholders, private placements and an initial public offering in December 1993. If it becomes necessary, the Company would pursue additional financing through these or similar sources.


3.       Significant Accounting Policies:

Revenue recognition -

         The Company recognizes systems sales using the percentage of completion method. Systems sales include a percentage of the earnings expected to be realized based on costs incurred compared with estimated total costs. Changes to total estimated contract costs are recognized in the period they are determined. Revenues recognized in excess of amounts billed are included in current assets. Amounts billed in excess of revenues recognized to date are included in current liabilities.

Cash and short-term investments -

         For purposes of cash flow information, the Company considers cash and short-term investments purchased with a maturity of three months or less to be highly liquid investments. Amounts pledged to collateralize borrowings are reflected as restricted cash and short-term investments in the accompanying balance sheets.

Allowance for doubtful accounts -

         The Company evaluates the collectibility of accounts receivable on a case by case basis and makes allowances for accounts deemed uncollectible. As of March 31, 1997 and 1996, the Company had recorded an allowance of approximately $23,000 and $9,000, respectively, for potential uncollectible accounts receivable.

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

Property and equipment -

         Depreciation and amortization of property and equipment is charged against income over the estimated useful lives of the respective assets using the straight-line method as follows:

                                                                       Lives
                                                                       -----
                  Machinery and equipment                              7 years
                  Furniture and fixtures                               7 years
                  Leasehold improvements                               Life of lease

Excess of cost over fair value of net assets acquired -

         The excess of cost over the fair value of net assets acquired is being amortized over its estimated life of 20 years. As of March 31, 1997 and 1996, accumulated amortization was $1,024,275 and $800,796, respectively. The realization of the carrying value of the Company's assets, including the excess of cost over fair value of net assets acquired, is dependent on the Company's ability to sustain profitable operations in the future. If objective evidence becomes known indicating the carrying value of the excess of cost over fair value of net assets acquired has been impaired, the Company will record a charge reducing the carrying value.

Deferred preproduction costs -

         Certain preproduction costs incurred subsequent to determining the feasibility of new product introductions are capitalized and are amortized over a three-year period upon delivery of the first product. As of March 31, 1997 and 1996, accumulated amortization was $169,678 and $27,898, respectively.

Research and development -

         Expenses associated with research and development activities are expensed as incurred.

Investment -

         The Company's investment at March 31, 1997 and 1996 represents an ownership interest in a dockominium which was purchased in 1989 for an original cost of approximately $80,000. This investment was written down to its estimated net realizable value of $30,000 during 1992.

Deferred service contract revenue -

         Deferred service contract revenue represents amounts received as advance payments for maintenance service. The Company's standard payment terms require prepayment on a quarterly or annual basis. Revenue from such contracts is deferred and recognized ratably over the term of the contract.

Product warranties -

         The Company provides a warranty on each product for a period of 90 days after installation and accrues the estimated cost of future warranty claims at the time of shipment. Warranty expense for the years ended March 31, 1997, 1996 and 1995, totaled approximately $85,000, $123,000, and $95,000, respectively.

Income taxes -

         The Company accounts for income taxes using the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As of March 31, 1997 and 1996, the Company has a net deferred income tax benefit relating to temporary differences in the recognition of items for financial accounting and income tax reporting purposes of approximately $3,200,000 and $3,400,000, respectively, which was fully reserved. Temporary differences relate principally to net operating loss carryforwards and financial accounting accruals for certain expenses which will be deducted for income tax reporting purposes upon payment. Provisions for minimum state taxes are provided through a charge to operating expenses and are not material in all periods presented.

         At March 31, 1997, the Company has net operating loss carryforwards of approximately $9,520,000 available to be applied against both future federal and state taxable income. The federal and state loss carryforwards expire at various dates from 1998 through 2012.

Royalty expense-

         The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 12). Royalties due under these agreements are expensed as incurred.

Net income (loss) per share -

         Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. For purposes of computing primary net income (loss) per share, weighted average shares for fiscal 1997, 1996 and 1995 were 4,220,769, 3,897,367 and 3,383,730, respectively. For fiscal 1997, the weighted average shares for purposes of the fully-diluted calculation was 4,587,275 and for fiscal 1996 and 1995, the effect of conversion of the underlying securities would have been anti-dilutive.

Impairment of Long-Lived assets -

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of the standard did not have a material impact on the company's financial condition or results of operations.

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


4.       Inventories:

         Inventories consist of the following:

                                                  1997                1996
                                                  ----                ----
         Raw materials                         $1,261,274          $1,141,108
         Work-in-process                          101,161             202,636
                                               ----------          ----------
                                                1,362,435           1,343,744

         Less:  Valuation reserve                (100,000)            (31,337)
                                               ----------          ----------
                                               $1,262,435          $1,312,407
                                               ==========          ==========

5.       Costs and Estimated Earnings on Uncompleted Contracts:

         The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts as of March 31, 1997 and 1996:

                                                                    1997           1996
                                                                    ----           ----
         Costs incurred on uncompleted contracts                $2,496,666      $   684,384
         Estimated earnings                                      2,180,561          467,713
                                                                ----------      -----------
                                                                 4,677,227        1,152,097
         Less:  Billings to date                                (4,044,528)      (1,063,824)
                                                                ----------      -----------
                                                                $  632,699      $    88,273
                                                                ==========      ===========
         Included in the accompanying balance sheets
           under the following captions:

         Costs and estimated earnings in excess of
           billings on uncompleted contracts                    $1,403,715      $   331,644

         Billings in excess of costs and estimated
           earnings on uncompleted contracts                      (771,016)        (243,371)
                                                                ----------     ------------
                                                                $  632,699      $    88,273
                                                                ==========      ===========

6.       Financing Arrangements:

         Notes payable and long-term debt at March 31, 1997 and 1996 consisted of the following:

                                                                                          1997             1996
                                                                                          ----             ----
          Line of credit, maximum of $500,000 (see below)                             $   500,000      $        --

          Line of credit, maximum of $1,750,000 (see below)                             1,701,169               --

          Note payable to a vendor, bearing interest at prime plus 1%, payable in monthly installments of interest only until September 30, 1995 and then equal quarterly principal installments of $35,541 plus interest,
            through June 30, 1998, unsecured                                              319,876          426,502

          Note payable to a vendor, non-interest bearing, payable beginning
            September 1, 1995 from revenues on maintenance contracts,
            unsecured                                                                      41,668          164,519

          Note payable to a bank, bearing interest at 10.5%, payable in monthly installments of $405 of principal and interest, due
            October 1997, secured by investment                                            27,405           28,973

          Line of credit, maximum of $300,000 available at March 31, 1996, bearing interest at prime (8.25% at March 31, 1996), maturing
            September 30, 1996, collateralized by restricted cash
            and short-term investments                                                         --          300,000

          Line of credit, maximum of $2,000,000 available at March 31, 1996 bearing interest at prime, maturing October 31, 1996, secured by certain assets of two stockholders and directors of
            the Company                                                                        --        1,700,000

          Other                                                                            25,366           11,040
                                                                                      -----------      -----------
                                                                                        2,615,484        2,631,034
          Less: Short-term notes payable and
                current maturities of long-term debt                                     (401,866)        (666,325)
                                                                                      -----------      -----------
                                                                                      $ 2,213,618      $ 1,964,709
                                                                                      ===========      ===========

         As of March 31, 1997, maturities of notes payable and long-term debt, were as follows:

                   Fiscal year
                Ending March 31,                   Amount
                ----------------                   ------
                      1998                       $   401,866
                      1999                         2,198,329
                      2000                             6,056
                      2001                             5,770
                      2002                             3,463
                                                 -----------
                                                 $ 2,615,484
                                                 ===========

         During the year ended March 31, 1997 the Company established a line of credit with a bank which they used to pay off their previous line of credit. The new line of credit agreement allows the Company to borrow $1,750,000 on facility A and $500,000 on facility B. The Company must pay an annual commitment fee equal to .75 percent of the average unused line of credit. Facility A bears interest at prime (8.5% as of March 31, 1997) and the facility B bears interest at prime plus one percent. Facility A is guaranteed and secured by a stockholder, who is also a director. Both facilities are secured by all tangible and intangible property of the Company and mature on July 30, 1998.


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

         Also, in connection with the offering, the Company sold to the underwriters, for nominal consideration, the "Underwriters' Warrants". These warrants entitle the holders to purchase 100,000 units (one share of common stock and one warrant to purchase one share of common stock) at an exercise price of $7.50 per unit, subject to adjustment by certain events. The Underwriters' Warrants are non-callable and expire in December, 1998. The Company has agreed that the warrants, if any, issued to the Underwriters, upon exercise of the Underwriters' Warrants will not be subject to repurchase by the Company.

         The Series B common stock was issued in connection with the Company's public offering. The holders of Series B common stock are entitled to elect the number of directors of the Company equal to one more than one half of the total number of directors comprising the Company's Board of Directors through December 1998.

         The Company has outstanding 106,666 warrants to purchase one share of the Company's common stock for $4.00 per share which are exercisable until December 1997. These warrants were issued in connection with the Company's convertible notes payable (see Note 7). The Company also has outstanding 50,000 warrants to purchase one share of the Company's common stock for $4.00 per share which were issued in connection with the notes payable to two individuals and an affiliated entity (see Note 11). These warrants expire in December 1997. During fiscal year 1996, the Company also issued 25,000 warrants to purchase one share of common stock for $4.00 per share in connection with a note payable to a stockholder (see Note 11). These warrants expire in August 2000.

         In connection with the Acquisition (see Note 1), the Company issued warrants to certain individuals who provided interim financing to the Company. Under the terms of this financing, the noteholders received Class A voting convertible preferred stock at a price of $.75 per share and warrants to purchase 43,067 shares of common stock at a price of $1.88 per share. These warrants remain outstanding at March 31, 1997. The warrants expire five years from date of issuance and are exercisable any time within this term.

         Certain stockholders of the Company are required to vote their shares of common stock until June 1, 1998 for certain individuals as directors of the Company.


9.       Common Stock Purchase Options:

         The Company has adopted an option plan for certain individuals who were founders of the Company (Founders' Stock Option Plan). Options to purchase up to 95,000 shares of common stock at an exercise price of $1.88 per share have been granted under the plan in connection with the Acquisition. These options are fully vested and will expire on December 31, 1999.

         In December 1993, the Company adopted a Stock Option Plan, which authorizes the Executive Compensation/Stock Option Committee of the Board of Directors to grant to key employees and directors of the Company incentive or non-qualified stock options. Options to purchase up to 215,000 shares of common stock may be granted under the plan. The Executive Compensation/Stock Option Committee determines the prices and terms at which options may be granted. Options may be exercisable in installments over the option period, but no options may be exercised before six months or after five years from the date of grant.

         In connection with stock option agreements entered into in fiscal 1995, 1996 and 1997 with four employees, the Company granted options under the above plan to acquire up to an aggregate of 125,000, 35,000 and 20,000 shares, respectively, of the Company's common stock at exercise prices of $3.25, $3.625 and $7.38 per share, respectively, which approximated fair market value at the dates of the grants. One third of the options become exercisable on each of the first, second and third anniversaries of the grant date. The options expire February 23, 2000, July 17, 2000 and May 27, 2002, respectively.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in fiscal 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                   1997                  1996
                                                   ----                  ----
         Risk free interest rate                  6.58%                  5.88%
         Expected dividend yield                  None                   None
         Expected lives                           5 years                5 years
         Expected volatility                        64%                    64%

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) applicable to common stockholders and pro forma net income (loss) per common share would have been:

                                                                                    1997                  1996
                                                                                    ----                  ----
         Net income (loss) earnings applicable to common stockholders:
              As reported                                                         $258,889             $(879,555)
              Pro forma                                                            233,689              (879,555)
         Pro forma net income (loss) earnings per common stock:
              As reported                                                             0.06                 (0.23)
              Pro forma                                                               0.06                 (0.23)

         Because SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Company's two stock option plans at March 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table below:

                                                 1995                        1996                         1997
                                         ---------------------        --------------------        -----------------------
                                                       Wtd Avg                     Wtd Avg                        Wtd Avg
                                         Shares       Ex Price        Shares      Ex Price        Shares         Ex Price
                                         ------       --------        ------      --------        ------         --------
Outstanding at beginning of year           95,000       $1.88         220,000       $2.66          255,000         $2.79
Granted                                   125,000        3.25          35,000        3.63           20,000          7.38
                                          -------       -----         -------       -----          -------         -----
Outstanding at end of year                220,000       $2.66         255,000       $2.79          275,000         $3.12
                                          =======       =====         =======       =====          =======         =====
Exercisable at end of year                 95,000       $1.88         136,666       $2.29          190,000         $2.59
                                          =======       =====         =======       =====          =======         =====
Weighted average fair value
     of options granted                                                 $2.16                        $4.45
                                                                         ====                         ====

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

11.      Related Party Transactions:

         At March 31, 1996, the Company had accounts and notes receivable from certain stockholders totaling $19,177. These receivables are non-interest bearing and have been offset with royalties due these individuals (see Note 12).

         During the year ended March 31, 1994, the Company borrowed $855,000 from two stockholders and directors of the Company under note agreements. These notes bear interest at 8% and were due on demand. These noteholders converted $400,000 of these amounts due from the Company to 80,000 units in connection with the public offering. Effective March 31, 1995, the remaining $455,000 principal plus accrued interest of $85,172, aggregating $540,172, was converted to 196,426 shares of common stock at a conversion rate of $2.75 per share. These individuals have also provided assets as collateral for the Company's line of credit (see Note 6).

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

         During the year ended 1997, the Company loaned $40,000 to an officer of the Company. The note requires simple interest at 8.75% per year and the maturity date is September 9, 1998. This loan is included in accounts and notes receivable from stockholders at March 31, 1997.


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

         The revised royalty formula contained in the Amended and Restated Development Agreement requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales of the Company up to a maximum of $775,000 and provides for certain minimum annual royalty payments, payable quarterly. The remaining obligation is as follows:

                                              Total Minimum
            Calendar Year                 Payments for the Year
            -------------                 ---------------------
               1998                             $100,000
               1999                              100,000
               2000                              125,000
               2001                              125,000
               2002                              175,000
                                                --------
                                                $625,000
                                                ========

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

         Total royalty expense for the year ended March 31, 1995 was $130,528. The Company recorded a net benefit of $89,816 for the year ended March 31, 1996, due to the forgiveness of prior royalties owed under the prior agreement and current agreements. The Company recorded $37,500 as royalty expense for fiscal 1997.

Contingencies -

         The Company is a party to various other legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or future operating results.

Other commitments -

         The Company has a royalty agreement with certain founding stockholders whereby the Company will pay an amount equal to 1% of all the Company's sales (as defined) commencing on the date of a public offering of the Company's common stock. An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under this agreement terminate upon the payment of royalties aggregating $12,000,000. For the years ended March 31, 1997, 1996 and 1995, royalties expensed under this agreement totaled $147,567, $125,332 and $95,654, respectively.

Leases -

         The Company leases its office and manufacturing facility under an operating lease which provides for monthly rental of $27,500. The Company is leasing the facility on a three year agreement through September 30, 1999. Under this agreement, the Company is responsible for paying all operating costs and maintenance. The Company also leases certain office equipment under an operating lease agreement which expires in fiscal year

2001. Lease expense for the years ended March 31, 1997, 1996 and 1995, totaled approximately $308,000, $258,000 and $292,000, respectively. Future minimum rental payments for equipment total $19,000 per year until fiscal year 1999.


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


14.      Significant Customers and Business Concentration:

         Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods are derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During the years ended March 31, 1997 and 1996, sales to one customer accounted for 26% and 16.7% of net sales, respectively. During the year ended March 31, 1995, sales to two customers accounted for 10.8% and 10.4% of net sales.


15.      Recently Issued Accounting Standards:

         In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997 and earlier adoption is not permitted. The Company has not quantified the effect of adopting the new standard.