Form 10QSB
period 1997-06-30
GUNTHER INTERNATIONAL LTD
filed 1997-08-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1997

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

The number of shares of the Registrant's Common Stock outstanding as of August 12, 1997 was 4,283,269

Transitional Small Business Disclosure Format (check one):

                                YES      NO  X
                                   -----   -----

                       Exhibit Index is located at Page 12

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997

                           GUNTHER INTERNATIONAL, LTD.


                                      INDEX


                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS....................................3


             BALANCE SHEETS
             JUNE 30, 1997 (UNAUDITED)
             AND MARCH 31, 1997..........................................3,4

             UNAUDITED STATEMENTS
             OF INCOME - THREE MONTHS ENDED
             JUNE 30, 1997 AND 1996........................................5

             UNAUDITED STATEMENTS
             OF CASH FLOWS - THREE MONTHS
             ENDED JUNE 30, 1997 AND 1996..................................6

             NOTES TO FINANCIAL
             STATEMENTS....................................................7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.................................................8 - 9


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................10

SIGNATURES................................................................11

EXHIBIT
INDEX.....................................................................12

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997

PART I - CONDENSED FINANCIAL STATEMENTS

ITEM 1 - FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                             June 30,         March 31,
                                               1997             1997
                                           (UNAUDITED)
CURRENT ASSETS:
CASH                                        $  183,678       $  261,700
ACCOUNTS RECEIVABLE                          1,465,984        1,298,765
COSTS AND ESTIMATED EARNINGS
    IN EXCESS OF BILLINGS
    ON UNCOMPLETED CONTRACTS                 1,322,982        1,403,715
INVENTORIES                                  1,768,155        1,262,435
PREPAID EXPENSES                                94,931           90,531
                                            ----------       ----------

TOTAL CURRENT ASSETS                         4,835,730        4,317,146
                                            ----------       ----------

PROPERTY AND EQUIPMENT:
    MACHINERY AND EQUIPMENT                  1,136,777        1,099,208
    FURNITURE AND FIXTURES                     207,671          187,294
    LEASEHOLD IMPROVEMENTS                     232,634          229,804
                                            ----------       ----------

                                             1,577,082        1,516,306
LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                           544,796          483,069
                                            ----------       ----------

NET PROPERTY AND EQUIPMENT                   1,032,286        1,033,237
                                            ----------       ----------

OTHER ASSETS:
    EXCESS OF COST OVER FAIR VALUE OF
        NET ASSETS ACQUIRED, NET             3,389,423        3,445,293
    DEFERRED PREPRODUCTION COSTS               499,344          457,189
    NOTES RECEIVABLE
        FROM STOCKHOLDERS                       40,000           40,000
    INVESTMENT, AT LOWER OF COST
        OR MARKET                               30,000           30,000
    OTHER                                       49,638           40,828
                                            ----------       ----------

TOTAL OTHER ASSETS                           4,008,405        4,013,310
                                            ----------       ----------

TOTAL LONG-TERM ASSETS                       5,040,691        5,046,547
                                            ----------       ----------

TOTAL ASSETS                                $9,876,421       $9,363,693
                                            ==========       ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997


                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     JUNE 30,            MARCH 31,
                                                       1997                1997
                                                   (UNAUDITED)
ACCOUNTS PAYABLE                                   $  2,788,248        $  2,059,506
ACCRUED EXPENSES                                        394,099             479,043
NOTE PAYABLE AND CURRENT MATURITIES
    OF LONG-TERM DEBT                                   401,866             401,866
BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON UNCOMPLETED CONTRACTS                   740,481             771,016
DEFERRED SERVICE CONTRACT REVENUE                     1,211,145           1,057,443
                                                   ------------        ------------

TOTAL CURRENT LIABILITIES                             5,535,839           4,768,874
                                                   ------------        ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES               2,186,962           2,213,618

TOTAL LIABILITIES                                     7,722,801           6,982,492

STOCKHOLDERS' EQUITY:
COMMON STOCK, $.001 PAR VALUE;
     AUTHORIZED 16,000,000 SHARES IN 1997;
     ISSUED AND OUTSTANDING 4,283,269 SHARES
     AT JUNE 30 AND MARCH 31, 1997                        4,283               4,283
SERIES B COMMON STOCK, $.001 PAR VALUE;
     500 SHARES AUTHORIZED, ISSUED AND
     OUTSTANDING AT JUNE 30
     AND MARCH 31, 1997                                       1                   1
ADDITIONAL PAID-IN CAPITAL                           11,375,825          11,375,826
ACCUMULATED DEFICIT                                  (9,226,489)         (8,998,909)
                                                   ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                            2,153,620           2,381,201
                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  9,876,421        $  9,363,693
                                                   ============        ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997


                           GUNTHER INTERNATIONAL, LTD.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                             1997               1996
                                             ----               ----
SALES:
   SYSTEMS                                $ 1,714,178        $ 2,280,456

   MAINTENANCE                              1,513,084          1,365,182
                                          -----------        -----------

TOTAL SALES                                 3,227,262          3,645,638
                                          -----------        -----------

COST OF SALES:
    SYSTEMS                                   958,948          1,201,046

    MAINTENANCE                               921,833            835,533
                                          -----------        -----------

TOTAL COST OF SALES                         1,880,781          2,036,579
                                          -----------        -----------

GROSS PROFIT                                1,346,481          1,609,059
                                          -----------        -----------

OPERATING EXPENSES:
    SELLING AND ADMINISTRATIVE              1,471,594          1,481,386

    RESEARCH AND DEVELOPMENT                   51,191             53,030
                                          -----------        -----------

TOTAL OPERATING EXPENSES                    1,522,785          1,534,416
                                          -----------        -----------

OPERATING (LOSS), INCOME                     (176,304)            74,643

OTHER EXPENSES

    INTEREST EXPENSE                          (51,276)           (47,741)

NET (INCOME), LOSS                        ($  227,580)       $    26,902
                                          ===========        ===========

NET (LOSS), INCOME PER SHARE              ($     0.05)       $      0.00

WEIGHTED AVERAGE SHARES OUTSTANDING         4,567,399          4,133,269


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997


                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                JUNE 30,       JUNE 30,
                                                 1997           1996
                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS), INCOME                             ($227,580)     $  26,902
ADJUSTMENTS TO RECONCILE NET (LOSS),
    INCOME TO NET CASH PROVIDED
    BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                    153,041        149,312
(INCREASE) DECREASE IN ACCOUNTS RECEIVABLE      (167,219)       102,121
(INCREASE) DECREASE  IN INVENTORIES             (505,720)       188,604
(INCREASE) IN PREPAID EXPENSES
    AND OTHER ASSETS                             (13,210)       (93,492)
INCREASE (DECREASE) IN ACCOUNTS PAYABLE          728,742       (506,546)
(DECREASE) INCREASE IN ACCRUED EXPENSES          (84,944)        84,717
INCREASE (DECREASE) IN DEFERRED SERVICE
    CONTRACT REVENUE                             153,702         (4,223)
INCREASE IN BILLINGS IN EXCESS
    OF COSTS AND ESTIMATED EARNINGS
    ON UNCOMPLETED CONTRACTS, NET                 50,198        194,089
                                               ---------      ---------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                    87,010        141,484
                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                            (138,376)        (8,405)
                                               ---------      ---------
NET CASH USED FOR INVESTING ACTIVITIES          (138,376)        (8,405)
                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
REPAYMENT OF NOTES PAYABLE AND
    LONG-TERM DEBT                               (26,656)        (8,100)
                                               ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES            (26,656)        (8,100)
                                               ---------      ---------

NET (DECREASE) INCREASE IN CASH                  (78,022)       124,979

CASH AT THE BEGINNING OF THE PERIOD              261,700        127,059
                                               ---------      ---------

CASH AT THE END OF THE PERIOD                  $ 183,678      $ 252,038
                                               ---------      ---------


The Company paid $0 and $7,926 for income taxes and $51,276 and $46,068 for interest expense for the three month periods ended June 30, 1997 and 1996 respectively.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997

                           GUNTHER INTERNATIONAL, LTD.



                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1) MANAGEMENT REPRESENTATION: In the opinion of management, the accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997. The results of operations for the interim period are not necessarily indicative of results to be expected for the full year.

(2) PER SHARE DATA: Earnings per common share are based on the weighted average number of shares of common stock outstanding during each period.

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997

                           GUNTHER INTERNATIONAL, LTD.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:

TOTAL SALES: Total sales for the first quarter of fiscal year 1998 decreased 11% compared to the same period in fiscal year 1997. System sales for the first quarter of 1998 decreased 25% from the first quarter of 1997 and maintenance sales increased 11% over the same period last year. The decreased systems sales are attributable to unexpected delays with the Company's new inserter assembly. Shipments were delayed, which decreased the amount of revenue that was realized during the period. The delays due to the inserter will be resolved by the middle of the second fiscal quarter, and shipments will largely be on schedule by the end of the second quarter. Management expects that approximately $500,000 in revenue will be recorded in the second quarter that normally would have been recorded in the first quarter. The increase in maintenance sales was due primarily to the increased number of systems under maintenance contract in the field. The systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand at June 30, 1997 was $3,603,000 compared to $2,947,000 at June 30, 1996.

GROSS PROFIT: Gross profit as a percentage of net sales for the three month period ended June 30, 1997 decreased to 42% from 44% for the same period last year. Gross profit relating to systems sales decreased to 44% from 47% for the same period last year. The decrease was primarily due to increased costs associated with the inserter assembly. Gross profit on maintenance services remained the same for the quarter ended June 30, 1997 at 39% compared to the quarter ended June 30, 1996.

OPERATING EXPENSES: Operating expenses include Selling, Administrative and Research and Development expenses.

         Selling and administrative expenses decreased 1% for the period ended June 30, 1997 from the same period last year. Selling and administrative expenses expressed as a percentage of total sales increased to 46% from 41% for the three month period ended June 30, 1997 compared to the same period one year ago. The increase as a percentage of total sales was due primarily to operating expenses remaining constant, while sales decreased 11% during the period.

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997

                           GUNTHER INTERNATIONAL, LTD.

         Research and Development (R&D) expenses decreased 3% for the period ended June 30, 1997 from the same period last year, although in absolute dollars, the reduction is immaterial.. The slight decrease was due to utilizing some R&D resources to resolve the issues with the inserter assembly during the period.

OTHER EXPENSES: Interest expense increased to $51,276 for the three month period ended June 30, 1997 from $47,741 for the same period last year. This was due to the increased level of borrowing under the Company's line of credit outstanding in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while increasing sales and improving gross margins. During the three month period ended June 30, 1997, the Company had a positive cash flow from operations of $87,000 compared to a positive cash flow from operations of $141,000 for the same period in 1996. A substantial portion of the positive cashflow in the first quarter of fiscal year 1998 is due to the increase in accounts payable. The Company had a total negative cash flow of $78,000 in the period ended June 30, 1997 compared to total positive cash flow of $125,000 in the period ended June 30, 1996.

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

         The Company has a $2,250,000 revolving credit agreement with a bank of which $1,700,000 of an available $1,750,000 is outstanding under Facility A, and $500,000 of an available $500,000 is outstanding under Facility B at June 30, 1997. In order to induce the bank to enter into the credit facility, Mr. Harold
S. Geneen a director and stockholder of the Company, agreed to provide the bank with sufficient cash collateral to secure all borrowings under Facility A. The borrowings under Facility B are secured by the assets of the Company.

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

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997

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


(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY GUNTHER INTERNATIONAL, LTD.
DURING THE QUARTER ENDED JUNE 30, 1997.

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           GUNTHER INTERNATIONAL, LTD
                                  (REGISTRANT)





                          /s/ Frederick W. Kolling III     Date: August 14, 1997
                    --------------------------------------

                            FREDERICK W. KOLLING III
                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                  AND TREASURER
                       (ON BEHALF OF THE REGISTRANT AND AS
                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997


                           GUNTHER INTERNATIONAL, LTD.



                                  EXHIBIT INDEX


Exhibit
Number                         Description                               Page



27  Financial Data Schedule...............................................13