Form 10QSB/A
period 1997-06-30
GUNTHER INTERNATIONAL LTD
filed 1997-11-07
CIK 913600

                                   FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

                       Exhibit Index is located at Page 12

                               INTRODUCTORY NOTE

     The Amendment No. 1 to the Quarterly Report on Form 10-QSB of Gunther International, Ltd. (the "Company") is being filed to correct an error contained in the financial statements filed with the original report. The Net
(Loss), Income line included in the Statements of Income filed with the original report incorrectly indicated that amounts placed within parenthesis were income figures and amounts not placed within parenthesis were loss figures. All other references to the net income and/or net loss of the Company included within the report were correctly stated.

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
                                                   ============        ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                   FORM 10-QSB
                                                                   JUNE 30, 1997


                           GUNTHER INTERNATIONAL, LTD.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                           JUNE 30,            JUNE 30,
                                             1997               1996
                                             ----               ----
SALES:
   SYSTEMS                                $ 1,714,178        $ 2,280,456

   MAINTENANCE                              1,513,084          1,365,182
                                          -----------        -----------

TOTAL SALES                                 3,227,262          3,645,638
                                          -----------        -----------

COST OF SALES:
    SYSTEMS                                   958,948          1,201,046

    MAINTENANCE                               921,833            835,533
                                          -----------        -----------

TOTAL COST OF SALES                         1,880,781          2,036,579
                                          -----------        -----------

GROSS PROFIT                                1,346,481          1,609,059
                                          -----------        -----------

OPERATING EXPENSES:
    SELLING AND ADMINISTRATIVE              1,471,594          1,481,386

    RESEARCH AND DEVELOPMENT                   51,191             53,030
                                          -----------        -----------

TOTAL OPERATING EXPENSES                    1,522,785          1,534,416
                                          -----------        -----------

OPERATING (LOSS), INCOME                     (176,304)            74,643

OTHER EXPENSES

    INTEREST EXPENSE                          (51,276)           (47,741)

NET (LOSS), INCOME                        ($  227,580)       $    26,902
                                          ===========        ===========

NET (LOSS), INCOME PER SHARE              ($     0.05)       $      0.00

WEIGHTED AVERAGE SHARES OUTSTANDING         4,567,399          4,133,269


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


                           GUNTHER INTERNATIONAL, LTD
                                  (REGISTRANT)





                        /s/ Frederick W. Kolling III     Date: November 7, 1997
                  --------------------------------------

                          FREDERICK W. KOLLING III
                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                AND TREASURER
                     (ON BEHALF OF THE REGISTRANT AND AS
                 PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)