Form 10QSB
period 1997-09-30
GUNTHER INTERNATIONAL LTD
filed 1997-11-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1997

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

The number of shares of the Registrant's Common Stock outstanding as of November 12, 1997 was 4,288,602. The number of shares of the Registrant's Series B
Common Stock outstanding as of November 12, 1997 was 500.

Transitional Small Business Disclosure Format (check one):

                          YES                NO  X
                              ---               ---

                       Exhibit Index is located at Page 13

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997

                           GUNTHER INTERNATIONAL, LTD.


                                      INDEX


                                                                                                       Page
                                                                                                        No.
                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS


                           BALANCE SHEETS
                           SEPTEMBER 30, 1997 (UNAUDITED)
                           AND MARCH 31, 1997...........................................................3,4

                           UNAUDITED STATEMENTS
                           OF INCOME - THREE MONTHS AND
                           SIX MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996....................................................5

                           UNAUDITED STATEMENTS
                           OF CASH FLOWS - THREE MONTHS AND
                           SIX MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996....................................................6

                           NOTES TO CONDENSED FINANCIAL
                           STATEMENTS.....................................................................7


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS................................................8 - 10


                          PART II - OTHER INFORMATION:

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..................................11

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................11

SIGNATURES...............................................................................................12

EXHIBIT INDEX............................................................................................13

EXHIBITS............................................................................................14 - 15

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                              SEPTEMBER 30,        MARCH 31,
                                                  1997                1997
                                                  ----                ----
                                              (UNAUDITED)
CURRENT ASSETS:
CASH                                          $   169,913         $  261,700
ACCOUNTS RECEIVABLE                             2,160,614          1,298,765
COSTS AND ESTIMATED EARNINGS
    IN EXCESS OF BILLINGS
    ON UNCOMPLETED CONTRACTS                    1,968,533          1,403,715
INVENTORIES                                       969,514          1,262,435
PREPAID EXPENSES                                   65,592             90,531
                                              -----------         ----------
TOTAL CURRENT ASSETS                            5,334,166          4,317,146
                                              -----------         ----------

PROPERTY AND EQUIPMENT:
    MACHINERY AND EQUIPMENT                     1,205,348          1,099,208
    FURNITURE AND FIXTURES                        212,950            187,294
    LEASEHOLD IMPROVEMENTS                        239,477            229,804
                                              -----------         ----------
                                                1,657,775          1,516,306
LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                              609,873            483,069
                                              -----------         ----------

NET PROPERTY AND EQUIPMENT                      1,047,902          1,033,237
                                              -----------         ----------

OTHER ASSETS:
    EXCESS OF COST OVER FAIR VALUE OF
        NET ASSETS ACQUIRED, NET                3,333,553          3,445,293
    DEFERRED PREPRODUCTION COSTS                  483,351            457,189
    NOTES RECEIVABLE
        FROM STOCKHOLDER                           40,000             40,000
    INVESTMENT, AT LOWER OF COST
        OR MARKET                                  30,000             30,000
    OTHER                                          56,749             40,828
                                              -----------         ----------
TOTAL OTHER ASSETS                              3,943,653          4,013,310
                                              -----------         ----------

TOTAL LONG-TERM ASSETS                          4,991,555          5,046,547
                                              -----------         ----------

TOTAL ASSETS                                  $10,325,721         $9,363,693
                                              ===========         ==========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997


                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         SEPTEMBER 30,          MARCH 31,
                                                             1997                 1997
                                                             ----                 ----
                                                         (UNAUDITED)
ACCOUNTS PAYABLE                                        $  1,956,551          $  2,059,506
ACCRUED EXPENSES                                             464,603               479,043
NOTE PAYABLE AND CURRENT MATURITIES
    OF LONG-TERM DEBT                                        587,407               401,866
BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON UNCOMPLETED CONTRACTS                        892,653               771,016
DEFERRED SERVICE CONTRACT REVENUE                          2,045,464             1,057,443
                                                        ------------          ------------

TOTAL CURRENT LIABILITIES                                  5,946,678             4,768,874
                                                        ------------          ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                    2,171,644             2,213,618

TOTAL LIABILITIES                                          8,118,322             6,982,492
                                                        ------------          ------------

STOCKHOLDERS' EQUITY:
COMMON STOCK, $.001 PAR VALUE;
     AUTHORIZED 16,000,000 SHARES IN 1997;
     ISSUED AND OUTSTANDING 4,288,602 SHARES
     AT SEPTEMBER 30, 1997 AND 4,283,269 SHARES
     AT MARCH 31, 1997                                         4,289                 4,283
SERIES B COMMON STOCK, $.001 PAR VALUE;
     500 SHARES AUTHORIZED, ISSUED AND
     OUTSTANDING AT SEPTEMBER 30
     AND MARCH 31, 1997                                            1                     1
ADDITIONAL PAID-IN CAPITAL                                11,385,820            11,375,826
ACCUMULATED DEFICIT                                       (9,182,711)           (8,998,909)
                                                        ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                 2,207,399             2,381,201
                                                        ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 10,325,721          $  9,363,693
                                                        ============          ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997

                           GUNTHER INTERNATIONAL, LTD.
                         UNAUDITED STATEMENTS OF INCOME

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                              ------------------                       ----------------

                                      SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                          1997                 1996                1997                  1996
                                          ----                 ----                ----                  ----
SALES:
   SYSTEMS                            $ 2,493,264          $ 2,485,457          $ 4,207,442          $ 4,765,913

   SERVICE                              1,576,307            1,575,146            3,089,391            2,940,328
                                      -----------          -----------          -----------          -----------

TOTAL SALES                             4,069,571            4,060,603            7,296,833            7,706,241
                                      -----------          -----------          -----------          -----------

COST OF SALES:
   SYSTEMS                              1,374,249            1,379,646            2,333,197            2,580,692

   SERVICE                                970,368            1,003,121            1,892,201            1,838,654
                                      -----------          -----------          -----------          -----------

TOTAL COST OF SALES                     2,344,617            2,382,767            4,225,398            4,419,346
                                      -----------          -----------          -----------          -----------

GROSS PROFIT                            1,724,954            1,677,836            3,071,435            3,286,895
                                      -----------          -----------          -----------          -----------

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE           1,553,172            1,504,926            3,024,766            2,986,312

   RESEARCH AND DEVELOPMENT                74,706               61,183              125,897              114,213
                                      -----------          -----------          -----------          -----------

TOTAL OPERATING EXPENSES                1,627,878            1,566,109            3,150,663            3,100,525
                                      -----------          -----------          -----------          -----------

OPERATING INCOME, (LOSS)                   97,076              111,727              (79,228)             186,370
                                      -----------          -----------          -----------          -----------

INTEREST EXPENSE, NET                     (53,298)             (70,858)            (104,574)            (118,599)
                                      -----------          -----------          -----------          -----------

NET INCOME, (LOSS)                    $    43,778          $    40,869          $  (183,802)         $    67,771
                                      -----------          -----------          -----------          -----------

INCOME (LOSS) PER SHARE               $      0.01          $      0.01          $     (0.04)         $      0.02

FULLY DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING              4,850,271            4,344,543            4,847,580            4,319,543



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997

                           GUNTHER INTERNATIONAL, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       ------------------                      ----------------

                                                SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                    1997                 1996               1997                1996
                                                    ----                 ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME, (LOSS)                               $  43,778          $    40,869          $(183,802)         $    67,771
ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED BY OPERATING ACTIVITIES
DEPRECIATION AND AMORTIZATION                      156,392              146,064            309,434              295,376
(INCREASE) IN ACCOUNTS RECEIVABLE                 (694,630)            (203,465)          (861,849)            (101,344)
DECREASE IN INVENTORIES                            798,641              516,660            292,921              705,264
DECREASE (INCREASE) IN PREPAID EXPENSES
   AND OTHER ASSETS                                 22,228              (98,699)             9,018             (189,709)
(DECREASE) INCREASE IN ACCOUNTS
   PAYABLE                                        (831,697)             707,282           (102,955)             200,736
INCREASE  (DECREASE) IN ACCRUED EXPENSES            70,504                6,357            (14,440)              91,074
INCREASE IN DEFERRED SERVICE
   CONTRACT REVENUE                                834,319              121,199            988,021              116,976
(DECREASE) IN BILLINGS IN EXCESS
   OF COSTS AND ESTIMATED EARNINGS ON
   UNCOMPLETED CONTRACTS, NET                     (493,379)          (1,229,857)          (443,181)          (1,035,768)
                                                 ---------          -----------          ---------          -----------

NET CASH (USED), PROVIDED BY
   OPERATING ACTIVITIES                            (93,844)               6,410             (6,833)             150,376
                                                 ---------          -----------          ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY AND EQUIPMENT             (100,144)            (193,017)          (238,521)            (201,422)
                                                 ---------          -----------          ---------          -----------

NET CASH USED BY INVESTING ACTIVITIES             (100,144)            (193,017)          (238,521)            (201,422)
                                                 ---------          -----------          ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM NOTES PAYABLE AND
   LONG-TERM DEBT                                  185,541               36,556            185,541               28,456
REPAYMENT OF NOTES PAYABLE AND
   LONG-TERM DEBT                                  (15,318)            (300,000)           (41,974)            (300,000)
INCREASE IN NOTES RECEIVABLE                             0              (40,000)                 0              (40,000)
DECREASE IN RESTRICTED CASH                              0              328,316                  0              325,834
ISSUANCE OF COMMON STOCK                            10,000              525,002             10,000              525,002
                                                 ---------          -----------          ---------          -----------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES:                           180,223              549,874            153,567              539,292
                                                 ---------          -----------          ---------          -----------
NET INCREASE (DECREASE) IN UNRESTRICTED
   CASH AND SHORT-TERM INVESTMENTS                 (13,765)             363,267            (91,787)             488,246

UNRESTRICTED CASH AND SHORT-TERM
   INVESTMENTS AT BEGINNING OF PERIOD              183,678              252,038            261,700              127,059
                                                 ---------          -----------          ---------          -----------
UNRESTRICTED CASH AND SHORT-TERM
   INVESTMENTS AT END OF PERIOD                  $ 169,913          $   615,305          $ 169,913          $   615,305
                                                 ---------          -----------          ---------          -----------



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997

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

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997

                           GUNTHER INTERNATIONAL, LTD.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:


TOTAL SALES: Sales for the three month period ended September 30, 1997 increased
 .2% compared to the same period in 1996. System sales for the three month period ended September 30, 1997 increased .3% from the same period in 1996. Service sales increased .1% over the same three month period. Sales for the six month period ended September 30, 1997 decreased 5.3% from the same period in 1996. Systems sales decreased 11.7% in the six month period ended September 30, 1997 compared to the same period in 1996. The decrease in systems sales for the six month period ended September 30, 1997 is primarily attributable to the previously disclosed delays associated with the Company's new inserter assembly. These delays were resolved by the end of the first month of the quarter ended September 30, 1997. Service sales rose 5.1% in the same six month period. The increase in service sales was due primarily to the increased number of systems under maintenance contract in the field. The systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand at September 30, 1997 was $3,864,000 compared to $2,928,000 at September
30, 1996.


GROSS PROFIT: Gross profit as a percentage of sales for the three month period ended September 30, 1997 increased to 42.4% from 41.3% for the same period last year. Gross profit as a percentage of systems sales increased to 44.9% from 44.5% for the same three month period last year. Gross profit as a percentage of service sales increased to 38.4% in the three month period ended September 30, 1997 compared to 36.3% in the same period last year. For the six month period ended September 30, 1997, gross profit as a percentage of sales decreased to 42.1% compared to 42.7% in the same period last year. Gross profit as a percentage of systems sales decreased to 44.5% from 45.9% for the same six month period last year. Gross profit as a percentage of service sales increased to 38.8% in the six month period ended September 30, 1997 compared to 37.5% in the same period last year. The decrease in gross profit percentage for system sales in the six month period was primarily due to increased costs associated with the inserter assembly. The increase in gross margin for service sales is primarily due to an increase in the number of installations that the Company is servicing directly, rather than using a third party service provider.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997


                           GUNTHER INTERNATIONAL, LTD.




OPERATING EXPENSES: Operating expenses include Selling, Administrative and Research and Development expenses.

        Selling and administrative expenses increased to 38.2% from 37.1% as a percentage of sales for the three month period ended September 30, 1997 compared to the same period one year ago. Selling and administrative expenses increased to 41.5% from 38.8% as a percentage of sales for the six month period ended September 30, 1997 compared to the same period one year ago. The increase as a percentage of sales was due primarily to increased selling and marketing expenses in the period ended September 30, 1997, compared to the same period last year. Management expects that the additional expenditures for selling and marketing will lead to higher levels of sales activity in future quarters.

         Research and Development (R&D) expenses increased as a percentage of net sales to 1.8% in the three month period ended September 30, 1997 from 1.5% for the same three month period in 1996. R&D expenses increased as a percentage of net sales to 1.7% in the six month period ended September 30, 1997 from 1.5% for the same six month period in 1996. In absolute dollars, spending for R&D remains fairly constant.

OTHER EXPENSES: Net interest expense decreased to $53,298 for the three month period ended September 30, 1997 from $70,858 for the same period last year. Net interest expense decreased to $104,574 for the six month period ended September 30, 1997 from $118,599 for the same period last year. This was due to some non-recurring interest payments in the first six months of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while increasing sales and improving gross margins. The Company derives liquidity through systems and service sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities. During the three month period ended September 30, 1997, the Company had a negative cash flow from operating activities of $93,844 compared to a positive cash flow of $6,410, for the same three month period in 1996. A significant reason for the negative cash flow in the three month period ended September 30, 1997 was the decrease in accounts payable. During the first six months of this fiscal year, operating activities used $6,833 in cash compared to providing cash of $150,376 in the first six months of last fiscal year.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997

                           GUNTHER INTERNATIONAL, LTD.



         The Company has a $2,250,000 revolving credit agreement with a bank of which $1,700,000 of an available $1,750,000 is outstanding under Facility A, and $500,000 of an available $500,000 is outstanding under Facility B at September 30, 1997. In order to induce the bank to enter into the credit facility, Mr. Harold S. Geneen a director and stockholder of the Company, agreed to provide the bank with sufficient cash collateral to secure all borrowings under Facility
A. The borrowings under Facility B are secured by the assets of the Company.

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

         At September 30, 1997, total Stockholders' Equity was $2,207,399 compared to Stockholders' Equity of $2,381,201 at March 31, 1997.



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

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997


                           GUNTHER INTERNATIONAL, LTD.



PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 14, 1997, the Registrant issued and sold 5,333 shares of its common stock, par value $.001 per share, to one accredited investor upon the exercise of a stock purchase warrant issued to such investor on September 4, 1992. The aggregate proceeds to the Registrant were $9,999.38. There were no underwriting discounts, commissions or other transaction costs to the Registrant. The transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Act.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The 1997 Annual Meeting of Stockholders of the Company was convened on August 26, 1997. The following persons were elected directors of the Company by the holders of the Company's Common Stock, par value $.001 per share, with each person having received the votes indicated:

               Nominee                          For                Against
               -------                          ---                -------
         James H. Whitney                    2,150,201                0
         Frederick W. Kolling III            2,150,201                0
         Allan W. Morton                     2,150,201                0

         At the meeting, the holders of the Company's Common Stock also ratified and approved the appointment of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year. The holders of 2,150,201 shares voted for and no shares voted against the appointment.

         Immediately prior to the meeting, the holders of the Company's Series B Common Stock, par value $.001 per share, took action by unanimous written consent of such holders to elect Messrs. Harold S. Geneen, Gerald H. Newman, Guy
W. Fiske and J. Kenneth Hickman directors of the Company.




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

     27. FINANCIAL DATA SHEET

(B)  REPORTS ON FORM 8-K

NO REPORT ON FORM 8-K WAS FILED BY GUNTHER INTERNATIONAL, LTD. DURING THE QUARTER ENDED SEPTEMBER 30, 1997.

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997


                           GUNTHER INTERNATIONAL, LTD.





                                   SIGNATURES


         IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                           GUNTHER INTERNATIONAL, LTD
                                  (REGISTRANT)





                /s/ Frederick W. Kolling III            Date: November 14, 1997
               -------------------------------------

                            FREDERICK W. KOLLING III
                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                  AND TREASURER
                       (ON BEHALF OF THE REGISTRANT AND AS
                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                              FORM 10-QSB
                                                              SEPTEMBER 30, 1997


                          GUNTHER INTERNATIONAL, LTD.



                                 EXHIBIT INDEX

                                                                     Pages in
                                                                   Sequentially
Exhibit                                                              Numbered
Number                               Description                       Copy
------                               -----------                       ----

27       --       Financial Data Schedule                               14