Form 10QSB
period 1997-12-31
GUNTHER INTERNATIONAL LTD
filed 1998-02-17
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X]      QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1997

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

                                YES__X__    NO_____

The number of shares of the Registrant's Common Stock outstanding as of February 12, 1998 was 4,291,269. The number of shares of the Registrant's Series B Common Stock outstanding as of February 13, 1998 was 500.


Transitional Small Business Disclosure Format (check one):

                                YES_____    NO__X__

                       Exhibit Index is located at Page 14

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997

                           GUNTHER INTERNATIONAL, LTD.


                                      INDEX


                                                                                Page
                                                                                ----
No.
PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS


                           BALANCE SHEETS
                           DECEMBER 31, 1997 (UNAUDITED)
                           AND MARCH 31, 1997                                   3 - 4

                           UNAUDITED STATEMENTS
                           OF INCOME - THREE MONTHS AND
                           NINE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996                           5

                           UNAUDITED STATEMENTS
                           OF CASH FLOWS - THREE MONTHS AND
                           NINE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996                           6

                           NOTES TO CONDENSED FINANCIAL
                           STATEMENTS                                           7



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                             8 - 11

PART II - OTHER INFORMATION:

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                     12

SIGNATURES                                                                      13

EXHIBIT INDEX                                                                   14

EXHIBITS                                                                        15

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                                     ASSETS

                                               DECEMBER 31,         MARCH 31,
                                                  1997                1997
                                                  ----                ----
                                               (UNAUDITED)
CURRENT ASSETS:
CASH                                           $  128,104          $  261,700
ACCOUNTS RECEIVABLE                             1,617,241           1,298,765
COSTS AND ESTIMATED EARNINGS
    IN EXCESS OF BILLINGS
    ON UNCOMPLETED CONTRACTS                    1,396,520           1,403,715
INVENTORIES                                     1,560,676           1,262,435
PREPAID EXPENSES                                   67,242              90,531
                                               ----------          ----------

TOTAL CURRENT ASSETS                            4,769,783           4,317,146
                                               ----------          ----------

PROPERTY AND EQUIPMENT:
    MACHINERY AND EQUIPMENT                     1,326,741           1,099,208
    FURNITURE AND FIXTURES                        126,679             187,294
    LEASEHOLD IMPROVEMENTS                        239,554             229,804
                                               ----------          ----------

                                                1,692,974           1,516,306
LESS - ACCUMULATED DEPRECIATION
    AND AMORTIZATION                              677,927             483,069
                                               ----------          ----------

NET PROPERTY AND EQUIPMENT                      1,015,047           1,033,237
                                               ----------          ----------

OTHER ASSETS:
    EXCESS OF COST OVER FAIR VALUE OF
        NET ASSETS ACQUIRED, NET                3,277,687           3,445,293
    DEFERRED PREPRODUCTION COSTS                  626,771             457,189
    NOTES RECEIVABLE
        FROM STOCKHOLDERS                          40,000              40,000
    INVESTMENT, AT LOWER OF COST
        OR MARKET                                  30,000              30,000
    OTHER                                          62,677              40,828
                                               ----------          ----------

TOTAL OTHER ASSETS                              4,037,135           4,013,310
                                               ----------          ----------

TOTAL LONG-TERM ASSETS                          5,052,182           5,046,547
                                               ----------          ----------

TOTAL ASSETS                                   $9,821,965          $9,363,693
                                               ==========          ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     DECEMBER 31,             MARCH 31,
                                                        1997                    1997
                                                        ----                    ----
                                                     (UNAUDITED)
ACCOUNTS PAYABLE                                    $  1,540,589           $  2,059,506
ACCRUED EXPENSES                                         617,126                479,043
NOTE PAYABLE AND CURRENT MATURITIES
    OF LONG-TERM DEBT                                    587,407                401,866
BILLINGS IN EXCESS OF COSTS AND ESTIMATED
    EARNINGS ON UNCOMPLETED CONTRACTS                  1,557,720                771,016
DEFERRED SERVICE CONTRACT REVENUE                      1,059,568              1,057,443
                                                    ------------           ------------

TOTAL CURRENT LIABILITIES                              5,362,410              4,768,874

LONG-TERM DEBT, LESS CURRENT MATURITIES                2,131,965              2,213,618
                                                    ------------           ------------

TOTAL LIABILITIES                                      7,494,375              6,982,492
                                                    ------------           ------------

STOCKHOLDERS' EQUITY:
COMMON STOCK, $.001 PAR VALUE;
     AUTHORIZED 16,000,000 SHARES;
     ISSUED AND OUTSTANDING 4,283,269 AND
     4,291,269 SHARES AT MARCH 31
     AND DECEMBER 31, 1997 RESPECTIVELY                   4,291                  4,283
SERIES B COMMON STOCK, $.001 PAR VALUE;
     500 SHARES AUTHORIZED, ISSUED AND
     OUTSTANDING AT DECEMBER 31
     AND MARCH 31, 1997                                        1                      1
ADDITIONAL PAID-IN CAPITAL                            11,380,983             11,375,826
ACCUMULATED DEFICIT                                   (9,057,685)            (8,998,909)
                                                    ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                             2,327,590              2,381,201
                                                    ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  9,821,965           $  9,363,693
                                                    ============           ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997


                           GUNTHER INTERNATIONAL, LTD.
                         UNAUDITED STATEMENTS OF INCOME


                                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                        DECEMBER 31,         DECEMBER 31,          DECEMBER 31,           DECEMBER 31,
                                           1997                 1996                   1997                   1996
                                           ----                 ----                   ----                   ----
SALES:
   SYSTEMS                             $ 2,586,776           $ 2,100,057           $  6,794,218           $  6,865,970

   SERVICE                               1,630,288             1,495,252              4,719,679              4,435,580
                                       -----------           -----------           ------------           ------------

TOTAL SALES                              4,217,064             3,595,309             11,513,897             11,301,550
                                       -----------           -----------           ------------           ------------

COST OF SALES:
   SYSTEMS                               1,324,960             1,093,365              3,658,157              3,674,057

   SERVICE                               1,118,346               916,884              3,010,547              2,755,538
                                       -----------           -----------           ------------           ------------

TOTAL COST OF SALES                      2,443,306             2,010,249              6,668,704              6,429,595
                                       -----------           -----------           ------------           ------------

GROSS PROFIT                             1,773,758             1,585,060              4,845,193              4,871,955
                                       -----------           -----------           ------------           ------------

OPERATING EXPENSES:
   SELLING AND ADMINISTRATIVE            1,545,267             1,428,417              4,570,033              4,414,729

   RESEARCH AND DEVELOPMENT                 55,474                53,678                181,371                167,891
                                       -----------           -----------           ------------           ------------

TOTAL OPERATING EXPENSES                 1,600,741             1,482,095              4,751,404              4,582,620
                                       -----------           -----------           ------------           ------------

OPERATING INCOME                           173,017               102,965                 93,789                289,335
                                       -----------           -----------           ------------           ------------

INTEREST EXPENSE, NET                      (47,991)              (34,489)              (152,565)              (153,088)
                                       -----------           -----------           ------------           ------------

NET INCOME, (LOSS)                     $   125,026           $    68,476           ($    58,776)          $    136,247
                                       -----------           -----------           ------------           ------------

BASIC EARNINGS (LOSS) PER
    COMMON SHARE (NOTE 2)              $      0.03           $      0.02           ($      0.01)          $       0.03

DILUTED EARNINGS (LOSS) PER
    COMMON SHARE (NOTE 2)              $      0.03           $      0.02           ($      0.01)          $       0.03

WEIGHTED AVERAGE
     SHARES OUTSTANDING                  4,290,380             4,283,269              4,287,417              4,199,936

FULLY DILUTED
     SHARES OUTSTANDING                  4,697,703             4,478,168              4,669,461              4,414,012

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997

                           GUNTHER INTERNATIONAL, LTD.
                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                     DECEMBER 31,          DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                        1997                  1996                 1997                1996
                                                        ----                  ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME, (LOSS)                                  $   125,026           $    68,476           ($ 58,776)          $ 136,247
ADJUSTMENTS TO RECONCILE NET LOSS TO
   NET CASH USED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION                           159,365               130,620             468,799             425,993
DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE              543,373              (526,306)           (318,476)           (627,650)
(INCREASE) DECREASE IN INVENTORIES                     (591,162)             (414,445)           (298,241)            290,819
(INCREASE) DECREASE IN PREPAID EXPENSES
   AND OTHER ASSETS                                      (7,578)               13,272               1,440              (7,396)
(DECREASE) INCREASE IN ACCOUNTS PAYABLE                (415,962)              (91,016)           (518,917)            109,721
INCREASE  (DECREASE) IN ACCRUED EXPENSES                152,523               (58,649)            138,083              32,425
(DECREASE) INCREASE IN DEFERRED SERVICE
   CONTRACT REVENUE                                    (985,896)               23,300               2,125             140,276
INCREASE IN BILLINGS IN EXCESS
   OF COSTS AND ESTIMATED EARNINGS ON
   UNCOMPLETED CONTRACTS, NET                         1,237,080             1,076,593             793,899              40,824
                                                    -----------           -----------           ---------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               216,769               221,845             209,936             541,259
                                                    -----------           -----------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
PURCHASE OF PROPERTY AND EQUIPMENT                      (35,199)              (66,757)           (176,668)           (268,179)
INCREASE IN DEFERRED PREPRODUCTION COSTS               (178,865)             (157,619)           (275,917)           (326,657)
                                                    -----------           -----------           ---------           ---------

NET CASH USED BY INVESTING ACTIVITIES                  (214,064)             (224,376)           (452,585)           (594,836)
                                                    -----------           -----------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM NOTES PAYABLE AND
   LONG-TERM DEBT                                             0                     0             143,567                   0
REPAYMENT OF NOTES PAYABLE AND
   LONG-TERM DEBT                                       (39,679)              (79,067)            (39,679)           (350,611)
INCREASE IN NOTES RECEIVABLE                                  0                     0                   0             (40,000)
DECREASE IN RESTRICTED CASH                                   0                     0                   0             325,834
ISSUANCE OF COMMON STOCK AND
(DECREASES) IN ADDITIONAL PAID IN CAPITAL                (4,835)                    0               5,165             525,002
                                                    -----------           -----------           ---------           ---------
NET CASH PROVIDED BY
   FINANCING ACTIVITIES:                                (44,514)              (79,067)            109,053             460,225
                                                    -----------           -----------           ---------           ---------

NET INCREASE (DECREASE) IN CASH                         (41,809)              (81,598)           (133,596)            406,648
CASH AT BEGINNING OF PERIOD                             169,913               615,305             261,700             127,059
                                                    -----------           -----------           ---------           ---------
CASH AT END OF PERIOD                               $   128,104           $   533,707           $ 128,104           $ 533,707
                                                    -----------           -----------           ---------           ---------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997

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

(2) EARNINGS PER SHARE: In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, SFAS 128 "Earnings per share" which establishes new standards for computing and presenting earnings per share. The Company has adopted SFAS 128 for the quarter ending December 31, 1997. The following footnote presents the calculation of the basic and diluted earnings per share under SFAS 128.

                                                                                                                  Per-Share
                                                                                Income            Shares            Amount
                                                                                For the quarter ended December 31, 1996
                                                                                ---------------------------------------
Basic Earnings per Share
Income available to common shareholders                                         $68,476          4,283,269           $0.02
Options issued to Executives                                                                       121,620
Common stock purchase warrants                                                                      73,279
Diluted Earnings per Share                                                      $68,476          4,478,168           $0.02

                                                                                For the nine months ended December 31, 1996
                                                                                -------------------------------------------
Basic Earnings per Share
Income available to common shareholders                                         $136,247         4,199,936           $0.03
Options issued to Executives                                                                       130,600
Common stock purchase warrants                                                                      83,476
Diluted Earnings per Share                                                      $136,247         4,414,012           $0.03


                                                                                For the quarter ended December 31, 1997
                                                                                ---------------------------------------
Basic Earnings per Share
Income available to common shareholders                                         $125,026         4,290,380           $0.03
Options issued to Executives and Founders                                                          131,918
Common stock purchase warrants                                                                     275,405
Diluted Earnings per Share                                                      $125,026         4,697,703           $0.03

                                                                                For the nine months ended December 31, 1997
                                                                                -------------------------------------------
Basic Earnings per Share
(Loss) available to common shareholders                                         ($58,776)        4,287,417          ($0.01)
Options issued to Executives and Founders                                                          149,344
Common stock purchase warrants                                                                     232,700
Diluted (Loss) per Share                                                        ($58,776)        4,669,461          ($0.01)

Basic earnings per share were computed by dividing net income by weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined on the assumption that stock options and warrants would be converted upon issuance. There has been no effect due to this accounting change on previously reported earning per share.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997

                           GUNTHER INTERNATIONAL, LTD.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:


         SALES: Sales for the three month period ended December 31, 1997 increased 17.3% compared to the same period in 1996. System sales for the three month period ended December 31, 1997 increased 23.2% from the same period in 1996. Service sales increased 9% over the same three month period. Sales for the nine month period ended December 31, 1997 increased 1.9% from the same period in 1996. Systems sales decreased 1% in the nine month period ended December 31, 1997 compared to the same period in 1996. Maintenance sales rose 6.4% in the same nine month period. The decrease in systems sales for the nine month period ended December 31, 1997 is primarily attributable to the previously disclosed delays associated with the Company's new inserter assembly. These delays were resolved by the end of July, 1997. The increase in maintenance sales was due primarily to the increased number of systems under maintenance contract in the field. The systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand at December 31, 1997 was $4,364,000 compared to $2,135,000 at December 31, 1996.


         GROSS PROFIT: Gross profit as a percentage of total sales for the three month period ended December 31, 1997 decreased to 42.1% from 44.1% for the same period last year. Gross profit relating to systems sales increased to 48.8% from 47.9% for the same three month period last year. Gross profit on service sales decreased to 31.4% in the three month period ended December 31, 1997 compared to 38.7% in the same period last year. For the nine month period ended December 31, 1997, gross profit as a percentage of net sales increased to 42.1% compared to 43.1% in the same period last year. Gross profit relating to systems sales decreased to 46.2% from 46.5% for the same nine month period last year. Gross profit on service sales decreased to 36.2% in the nine month period ended December 31, 1997 compared to 37.9% in the same period last year. The decrease in gross profit percentage for system sales in the nine month period was primarily due to increased costs associated with the startup of the inserter assembly manufacturing. The decrease in gross profit percentage for service sales for the three and nine month periods ending December 31, 1997 was due to increased costs incurred with hiring and training additional service personnel. At the request of several new and existing customers, the Company has begun to service more accounts with Company personnel, instead of the third party service provider. It is expected that lower gross margins for service revenue will continue for six to nine more months, and then service margins should return to their historical levels.

                                                                     FORM 10-QSB
                                                                DECEMBER 31, 199


                           GUNTHER INTERNATIONAL, LTD.



         OPERATING EXPENSES: Operating expenses include Selling, Administrative and Research and Development expenses.

         Selling and administrative expenses decreased to 36.6% from 39.7% as a percentage of net sales for the three month period ended December 31, 1997 compared to the same period one year ago. The decrease was due to a lower rate of growth in selling and marketing expenses than the rate of growth in revenue in the three month period. Selling and administrative expenses remained essentially flat for the nine month period ended December 31, 1997 compared to the same period last year.

         Research and Development (R&D) expenses as a percentage of net sales to in the three month and nine month period ended December 31, 1997 remained essentially flat compared to the same period last year.


         OTHER EXPENSES: Net interest expense increased to $47,991 for the three month period ended December 31, 1997 from $34,489 for the same period last year. Net interest expense was $152,565 for the nine month period ended December 31, 1997 compared to $153,088 for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while increasing sales and improving gross margins. The Company derives liquidity through systems and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities. During the three month period ended December 31, 1997, the Company had a positive cash flow from operating activities of $216,769 compared to a positive cash flow of $221,845 for the same three month period in 1996. During the first nine months of this fiscal year, operating activities provided $209,936 in cash compared to a positive cash flow of $541,836 in the first nine months of last fiscal year.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997


                           GUNTHER INTERNATIONAL, LTD.



         The Company and the Bank of Boston, Connecticut, N.A. (the "Bank") have entered into Revolving Loan and Security Agreement, originally dated as of June 4, 1996 ( as amended, the "Revolving Credit Facility"), with an aggregate borrowing capacity of $2,250,000. The Revolving Credit Facility is bifurcated into two separate subfacilities ("Facility A" and "Facility B"). Facility A has a maximum borrowing capacity of $1,750,000 and Facility B has a maximum borrowing capacity of $500,000. As of December 31, 1997, an aggregate of $1,700,000 of indebtedness was outstanding under Facility A and $500,000 of indebtedness was outstanding under Facility B.

         In order to induce the Bank to enter into the Revolving Credit Facility, Mr. Harold S. Geneen, then the Chairman and a stockholder of the Company, agreed to provide the Bank with sufficient cash collateral to secure all borrowings outstanding under Facility A. The borrowings under Facility B are secured by all of the tangible and intangible assets of the Company. Mr. Geneen passed away on Friday, November 21, 1997, and his death constituted a technical event default under the Revolving Credit Facility. The Executor of Mr. Geneen's estate has affirmed Mr. Geneen's obligations to the Bank with respect to the Revolving Credit Agreement, and the Bank has waived the technical event of default and extended the maturity date of the Revolving Credit Facility from July 31, 1998 to April 1, 1999. There can be no assurance that the Revolving Credit Facility will be extended beyond July 1. 1999.

         The Revolving Credit Facility contains several affirmative and negative covenants pursuant to which the Company, among other things, is required to have Operating Profits (as defined in the Revolving Credit Facility) of at least $250,000 and $350,000 by March 31 and June 30, 1998, respectively. Although the Company believes it is currently in compliance with all material provisions of these covenants, there can be no assurance that the Company will be able to maintain continued compliance with all material terms and provisions of the Revolving Credit Facility.

         Except for the Revolving Credit Facility, the Company does not have any commitments for outside funding of any kind. Indeed, the Revolving Credit Facility expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the Bank. It must depend, therefore, upon the generation of sufficient internally generated funds and the remaining funds available under the Revolving Credit Facility to fund its operations during fiscal 1998. Based on current projections, management believes that the Company will be able to generate sufficient funds to meet the Company's need for liquidity during the balance of the year. It is possible, however, that the Company's business may require larger amounts of capital than the Company currently anticipates. There can be no assurance that the Company will be able to obtain such capital.

         At December 31, 1997, total Stockholders' Equity was $2,327,590 compared to Stockholders' Equity of $2,381,201 at March 31, 1997.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997


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

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997


                           GUNTHER INTERNATIONAL, LTD.




PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 7, 1997, the Registrant issued and sold 2,667 shares of its common stock, par value $.001 per share, to one accredited investor upon the exercise of a stock purchase warrant issued to such investor on September 4, 1992. The aggregate proceeds to the Registrant were $5,000.63. There were no underwriting discounts, commissions or other transaction costs to the Registrant. The transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Act.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

(A)  EXHIBITS

        27.  FINANCIAL DATA SHEET

(B)  REPORTS ON FORM 8-K

         NO REPORT ON FORM 8-K WAS FILED BY GUNTHER INTERNATIONAL, LTD. DURING THE QUARTER ENDED DECEMBER 31, 1997.

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997


                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY
THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                           GUNTHER INTERNATIONAL, LTD
                                  (REGISTRANT)





        /s/ FREDERICK W. KOLLING III     Date: February 16, 1998
        ------------------------------

                            FREDERICK W. KOLLING III
                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                  AND TREASURER
                       (ON BEHALF OF THE REGISTRANT AND AS
                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                                                     FORM 10-QSB
                                                               DECEMBER 31, 1997


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