Form 10KSB
period 1998-03-31
GUNTHER INTERNATIONAL LTD
filed 1998-07-14
CIK 913600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998.

[   ]    Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______________ to ____________________.


Commission file number: 0-22994

                           GUNTHER INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

           DELAWARE                                     51-0223195
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          One Winnenden Road
          Norwich, Connecticut                                          06360
(Address of principal executive offices)                             (Zip Code)
Issuer's telephone number: (860) 823-1427

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
      None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $15,236,188.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 6, 1998, based upon the average of the reported closing bid and asked prices of such stock on that date as reported by the OTC Bulletin Board, was $5,905,961. The number of shares of the Registrant's Common Stock outstanding as of July 6, 1998 was 4,291,269.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 1998 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                                TABLE OF CONTENTS

                                                     PART I

Item 1     Description of Business .......................................................................... 1
                  General ................................................................................... 1
                  Development of the Business ............................................................... 1
                  Finishing Systems ......................................................................... 2
                  Strategy .................................................................................. 2
                  Systems ................................................................................... 3

           Marketing and Sales .............................................................................. 6
           Customers ........................................................................................ 6
           New Products...................................................................................... 7
           Manufacturing .................................................................................... 8
           Installation and Customer Service ................................................................ 8
           Research and Development ......................................................................... 9
           Competition ...................................................................................... 9
           Patents and Proprietary Rights ...................................................................10
           Employees ........................................................................................11

Item 2.    Description of Property ..........................................................................11

Item 3.    Legal Proceedings ................................................................................11

Item 4.    Submission of Matters to a Vote of
                  Security Holders ..........................................................................11


                                                     PART II

Item 5.    Market for Common Equity and Related
                  Stockholder Matters .......................................................................11


Item 6.    Management's Discussion and Analysis or Plan of Operation
                  Update Concerning Developments.............................................................13
                  Summary Financial Data ....................................................................14
                  Results of Operations .....................................................................15
                  Liquidity and Capital Resources ...........................................................15
                  Recent Strategic Initiatives ..............................................................16
                  Inflation .................................................................................16
                  Forward-Looking Statements.................................................................16
                  Year 2000 .................................................................................17

                                                       (i)

Item 7.    Financial Statements .............................................................................17


Item 8.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure ....................................................18


                                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act .........................................18

Item 10.   Executive Compensation ...........................................................................18

Item 11.   Security Ownership of Certain Beneficial
                  Owners and Management .....................................................................18

Item 12.   Certain Relationships and Related Transactions ...................................................18

                                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K .................................................................19

Signatures ..................................................................................................22

Index to Financial statements ...............................................................................F-1


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

         In October 1989, the Company entered into a Development Agreement (the "Development Agreement") with Connecticut Innovations, Inc. ("CII") (then known as the Connecticut Product Development Corporation), pursuant to which CII agreed to reimburse the Company for 60% of the development costs of certain sponsored products. The Development Agreement contemplated that the Company would repay the reimbursements received from CII, plus interest, and pay certain additional royalties to CII based upon future sales or licenses of the sponsored products.

         In August 1992, the Development Agreement was modified and amended to convert the unpaid reimbursements and royalties due and owing to CII (which approximated approximately $500,000) into 500 shares of Class B Preferred Stock and restructure the Company's future royalty obligations.

         In September 1992, the Company completed a restructuring that resulted in the infusion of additional capital and the assumption of control by a group of new investors, including Park Investment Partners, Inc. ("Park"), a corporation of which the late Harold S. Geneen and Gerald H. Newman were the sole stockholders. Pursuant to the restructuring, the Company received approximately $2,257,500 in equity financing in exchange for shares of common stock, warrants to purchase common stock and convertible preferred stock. The convertible preferred stock was fully converted into common stock upon completion of the initial public offering of the Company.

         In September 1993, the Development Agreement was further modified and amended to restructure the Company's royalty obligations arising under the Development Agreement and modify the redemption terms of the Class B Preferred Stock then held by CII.

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

         Effective December 31, 1995, the Company and CII entered into a new agreement (the "Amended and Restated Development Agreement") completely amending and restating the Company's obligations under the Development Agreement. Under the Amended and Restated Development Agreement, CII agreed to surrender the 500 shares of Class B Preferred Stock then held by CII and waive all royalty payments then due and owing under the Development Agreement, as well as any other defaults of the Company, and the Company agreed to make future royalty payments to CII based on a revised royalty formula. See Note 11 to the Company's Financial Statements.

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

STRATEGY

         The Company's objective is to capitalize on its position as a pioneer and technology leader in the design and sale of intelligent document mailing and finishing systems and leading edge, high quality, low cost ink jet solutions for end user and OEM applications. The Company's goal is to broaden the range of markets, applications, and customers utilizing these unique technologies while continuing to increase its leadership position in insurance and financial markets. Further, it is the Company's objective to leverage both its blue-chip customer base and the strength of its relationships/alliances with partners like Hewlett-Packard into a dominant position in the growing marketplaces, both end user and OEM, for low cost, high resolution ink jet printing at document processing speeds. The Company has also targeted aggressive expansion of its system service and consumables/supplies businesses.

Expanded Marketing Efforts. The Company initially relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and on the growing reputation of its products to generate sales. More recently, the Company's sales and marketing efforts have actively targeted a far broader range of applications and industries including other types of insurance companies and customers in the banking, finance and health care industries. The Company has continued to experience success in expanding into other markets including government, retail distribution, outsourcing, service bureaus and others. The Company also continues to generate additional sales to its existing customer base. As much as 50% of the Company's system sales in a given year have been to previous purchasers of the Company's systems and the Company believes that repeat sales and upgrades of existing systems will continue to be an important source of revenue. The Company organizes user group seminars to allow customers to discuss their system requirements with each other and the Company and to collaborate on system design.

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

         These systems are typically comprised of some or all of the following component modules:

         System Control Module and Operator Console. The System Control Module incorporates an IBM-compatible Pentium 200MHZ CPU with a 2 Gigabyte hard drive, and a ZIP drive for back-up. It performs the system's control functions and operates the system as defined by the customized application program created by the Company after consultations with the customer. The System Control Module communicates with microprocessors located in each module in the system, monitoring all system functions. Upon initiation of operation, the System Control Module triggers the operation of a Laser Reader or a CCD (Charged Coupled Device) Image Reader. After the resulting information is checked against parameters contained in the system's software, a signal is sent to the Feed Module so that the sheet can be fed into the finishing system. A laser reader is a scanning device which uses a laser light source to read bar-code or OMR (Optical Mark Recognition) information. A CCD Image Reader is a scanning device which is used to read bar-code or two dimensional information. In the CCD Image Reader, the code being read is illuminated with ambient light rather than a laser light source. OMR is a paper marking technology used with mailing systems to indicate to the main system how to process the sheets that are assembled into an envelope. Microprocessors monitor the sensors in each module and carry out the instructions from the System Control Module, validating that each action initiated has been completed. If an error occurs, i.e., an operation is not completed, a message is sent back to the Operator Console for operator action. The Operator Console communicates all messages from the system's modules to the operator through the use of a CRT (Cathode Ray Tube). Bar code or OMR information, scanned by the Laser Reader or CCD Image Reader, is stored on the System Control Module's hard disk for retrieval and auditing with the system's performance information for reporting purposes. A printer is included with each system to provide a hard copy audit trail and postage reports.

Communications software and a modem are provided with each system to permit remote system diagnosis and software updates.

         Laser Reader and CCD Image Reader. The Company was the first to develop processing systems utilizing Laser Readers to scan a bar code to identify each sheet of paper processed. Reading the bar code at over 200 times per second, the System Control Module requires three consecutive identical reads from the Laser Reader before the sheets are fed into the system. Each document set is given a sequence and completeness check from the information in the bar code prior to feeding ("read before feed"). Corrective action, if needed, is taken prior to the assembly or packaging of the document. Systems also may incorporate CCD two dimensional (2D) Image Readers. This reading technology returns a very precise copy of the bar code or 2D image being scanned. The CCD Linear Image Reader transmits the image to be processed by the System Control Module approximately 25 times a second. With this reading technology, large amounts of data can be stored on the page, with reading accuracy and speed the equal of laser reading technology.

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

         Friction Feeder. The Friction Feeder is a versatile feeder which separates and feeds material from the bottom of a stack of up to 24 inches. It efficiently feeds a wide range of material from 20 lb sheets up to 1/2 inch thick booklets. The single knob separator gate adjustment allows for quick and easy set up and material change over.

         Folded Mail Inserter. The inserter can be set for a variety of envelope sizes ranging from Monarch to Bankers to 6"x9 1/2". The unusually large envelope hopper allows for minimum operator interface. Dependent on envelope construction, the inserter will handle up to a 0.25" thick folded package (the maximum size allowed by the United States Postal Service). Provision is made for diversion of oversize packages; all others are automatically sealed (standard envelopes can be used) prior to exiting the module.

         Ink Jet Printing. MS and EP systems may be configured with multi-head ink jet printing capability to dynamically print envelope addresses, return addresses and bar codes in a variety of font styles and sizes.

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

         Inc.jet Imager. The Inc.jet product was initially targeted as an envelope printer to complement Gunther's complete line of intelligent document automation and mailing systems. The Inc.jet Imager provides a solution to a problem that was voiced by Gunther customers and prospects: low-cost, high quality personalized printing on envelopes at document automation speeds. Secondary concerns were ease of use and maintenance, as well as the size of the unit.

         In response to this problem, Gunther International hosted the development of such a product. The result is a highly user friendly product that prints up to a 1.5 inch address at letter quality printing -- up to 600 dots per inch (dpi) -- and at very high speeds (up to 50 inches per second or 12,000 envelopes per hour).

         In addition, the Inc.jet Imager is a rugged, compact design that fits in the palm of your hand (5.5" x 3.5" x 4.5") and weighs under 2 pounds. The bulk ink supply consists of three 1 3/4" x 3 3/4" bladders attached to the unit with a 3-foot hose which is housed on a 10" x 8" shelf. The print drivers and electronics are all resident in the Imager. Commands to control the Imager are communicated via the computer that comes with the Gunther system, or any standard PC.

MARKETING AND SALES

         The Company initially relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and on the growing reputation of its products to generate sales. More recently the Company's sales and marketing efforts have actively targeted a far broader range of applications and industries including other types of insurance companies and customers in the banking, finance and health care industries. The Company has continued to experience success in expanding into other markets including government, retail distribution, outsourcing, service bureaus and others. The Company also continues to generate additional sales to its existing customer base. As much as 50% of the Company's system sales in a given year have been to previous purchasers of the Company's system and the Company believes that repeat sales and upgrades of existing systems will continue to be an important source of revenue. The Company organizes user group seminars to allow customers to discuss their system requirements with each other and the Company, and to collaborate on system design.

         The Company is an approved Marketing Partner with each of the major printing systems vendors (Xerox, Oce, and IBM). Gunther products offer a significant portion of the total solution required by the customer base of these vendors and as such Gunther products are often included in their sales presentations and there is a growing amount of joint sales and marketing activity with these vendors. In addition, the Company has other informal marketing arrangements with other manufacturers and suppliers of related hardware and software products.

CUSTOMERS

         To date, the Company's principal customers have been property and casualty insurance companies, which require accurate, high-speed preparation and distribution of personalized policies and insurance certificates. Insurance companies that have purchased the Company's systems include Aetna, Allstate Insurance Co., Blue Cross/Blue Shield of Connecticut, Chubb & Son Insurance, Colonial Penn, Fireman's Fund, John Hancock Mutual Life Insurance, Metropolitan Life, St. Paul Fire & Marine Insurance, The Travelers and many of the other major insurers in the United States. The Company's customers include 14 of the top 15 insurance companies in the U.S. In addition, the Company's systems have been purchased by Nike, U.S. Department of the Treasury, Census Bureau, Moore, A.C. Nielsen, Electronic Data Systems, Nippon Telephone & Telegraph, the State of Mississippi and Automatic Data Processing, USAA, Public Schools Employees Retirement System and the Gartner Group to name just a few.

         The Company has expanded into the mutual fund and pharmaceutical markets with sales to customers in each of these industries. Despite reliance on sales in the insurance industry, the development of the business has not been dependent upon any single or few customers. Due to the relatively high sales price of the Company's systems, customers who place multiple machine orders within a single year may account for more than 10% of the Company's revenues for that year. However, the Company has not relied on any one of these customers to maintain that level of sales from year to year.

         As of March 31, 1998, the Company has a backlog aggregating approximately $4,652,000. The Company calculates its backlog by subtracting revenues recognized to date from the total contract price of systems in progress. At the time the Company receives an order from a customer, the customer typically pays 50% of the purchase price, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage of completion method over the production period of the system.

NEW PRODUCTS

         The ink jet industry is frequently segmented according to product type. Some analysts spilt ink jet printers into type of ink used, medium being printed on, types of designs, and so on. The following overviews a segmentation by economics and buying patterns, incorporating some of the product type differences.

OEM ink jet development for printing applications: Currently, the price per imager for OEM agreements depends on volume and ranges from $5,000 to $1,500 per imager. Pricing of OEM supply agreements also depends on potential for ink consumption (based on projected volumes and speeds). The OEM supplier market includes the following break-out:

- Envelope Printing and Address Labeling: Tabletop and desktop addressers, inserters and labelers.

- Point of Sale (POS) Printing: Applications include ticket printing (wagering, off-track-betting, lottery, transportation, sports and entertainment) and receipts (cash register, credit card, automated teller machines).

-    Box and Carton Labeling: Contents, bar codes.

-    Tag Printing: Merchandise tags, bar codes.

High Volume Inserter Market:  Two potential subdivisions are recognized.

- Accessory to Gunther Systems: Imagers and transports sold at $30,000 to $45,000. Direct sales to Gunther customers as system accessories or upgrades to installed systems. Gunther's sales force will add this as an accessory to the existing product line. This market uses more ink than imagers due to the high mailing volumes.

- Non-Gunther Inserter Market: After the initial roll-out, the Company plans on marketing the imager as an accessory to high-volume inserter companies. This will be accomplished through multiple channels including OEM arrangements directly with the manufacturers, with resellers of the inserter equipment, or directly targeting the end users via mail order, etc.

Spot Color and Anti-Fraud Marking on Originals. Spot color will be implemented first, then enhanced with anti-fraud capabilities.

- Spot Color: Partnering discussions are underway with commercial laser printer manufacturers (IBM, Oce and Xerox) to provide inexpensive and highly integratable alternatives to current forms of spot color (includes sold ink jet and expensive toner and developer options).

- Anti-Fraud: A new market and one that is still greatly unexplored is anti-fraud marking using invisible inks. The potential of this market is hard to calculate and currently is subject to ink availability. The list of applications could include original insurance documents, financial documents, even currency.

Postage Applications:  Two opportunities exist, internationally and in the U.S.

- International Market: The international market, particularly the European market, are already printing postage rather than franking it with a mechanical meter and the ink jet implementation is a far superior solution. The Company currently has the capability to service these markets.

- U.S. Market: Electronic stamping or ESTAMP is already approved by the United States Postal Service (USPS) for small volume mailers.

The Information Based Indicia Program (IBIP) is an initiative by the USPS to move to a new method of applying postage information on mailpieces. The plan involves getting away from the mechanical postage meter as we know it and replace it with a combination of regulated "black box" technology and open architecture, computer/printer technology. This arrangement will allow users to print a newly designed indicia that includes some readable information, as well as some encoded data, using most standard, office type printers. The advantages to the user of this proposed method included better control of postage funds and less costly, more efficient printing of postage information on the mailpiece. Gunther's Ink.jet Imager fits nicely in to this program in that it will be capable of printing the new indicia, including the encoded information. Gunther's experience with high speed reading of 2-D codes is also an important part of the overall solution. The Company, in conjunction with Hewlett-Packard, is actively engaged with USPS on the project.

Because of the versatility of the Imager, the list of potential market grows daily. Other potential opportunities under discussion with OEM's include printing with different chemicals (non-ink applications) and on different substrates.

MANUFACTURING

         The Company does not fabricate most of the hardware components of its finishing systems and is largely dependent upon third party suppliers to fabricate and, in some cases, assemble components and/or sub-assemblies of a typical system. Although the Company believes that other suppliers are available to perform the services provided by the current suppliers, the termination of the Company's relationship with one or more of these companies may result in a temporary interruption in the supply, and potentially the manufacture and shipment, of the Company's systems. While a number of the Company's suppliers require cash on delivery, the Company is not aware of any material change in the relationships with its suppliers during the past year, nor have any suppliers indicated an intent to materially modify the terms on which they supply materials to the Company. In the past, the Company has replaced certain suppliers who have been unable to meet the Company's requirements with respect to quality, delivery or pricing, and the Company in the future may replace certain other suppliers for similar reasons.

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

INSTALLATION AND CUSTOMER SERVICE

         The Company's systems usually can be installed at a customer's facilities in one day. The Company typically uses a systems engineer, who plans and carries out the installation and programming of the systems. A Company employee will remain at the customer's facilities for approximately two weeks to monitor the initial operation of the system. As part of the installation, the Company trains two operators for one week at either the Company's or the customer's facilities in the operation and maintenance of the system. The Company has monthly meetings with customers to evaluate the performance of systems. All systems are installed with a modem and diagnostic software that enable the Company to monitor system performance off-site. As part of each installation, the Company includes a supply of spare parts which can be resupplied on short notice. Each system has been designed to facilitate parts replacements. The Company typically warrants each system for a period of 90 days after installation.

         The Company maintains a 9 person customer service group to manage the support of systems in the field. All Gunther customers have some form of maintenance contract with the Company. Typically, this would take the form of on-call service, although in larger installations on-site service is required. Basic on-call coverage comes with a four hour response time guarantee; two hour response time is available to customers for an additional charge.

         Since 1987, the Company has contracted with an outside maintenance company, DataCard, to perform the Company's maintenance obligations, except in cases where the customer specifies that maintenance be performed by Company employees or the customer specifies that maintenance be performed by the customer itself. DataCard, a nationally dispatched organization with over 400 technicians and regional technical support staff, is a manufacturing company which maintains a variety of computer driven card embossing and assembly equipment. DataCard has 87 base city service locations throughout the United States. DataCard engineers currently perform remedial and preventive maintenance on 149 Company systems across the country. The Company entered into a contract with DataCard on October 13, 1992 in the form of a Third Party Product Service Agreement, which was subsequently amended on July 2, 1993 and February 17, 1994. The Agreement, which has a term of three years, or until satisfaction by the Company of all outstanding obligations to DataCard, specifies the terms and rates under which maintenance service is to be provided to the Company's customers for various levels of maintenance support. The Agreement also specifies support to be given by the Company to DataCard, including initial training of DataCard personnel, product documentation, all required replacement parts and technical support.

         In September 1992, the Company issued a note in the principal amount of $426,502 to DataCard as payment for services previously performed under the contract with the Company. Under the original terms of the note, principal is due and payable in quarterly installments of $35,541 beginning in September 1995 and continuing until 1998. Due to cash flow problems of the Company, payment of principal did not actually begin until September 30, 1996. The outstanding balance on this note at March 31, 1998 is $284,335.

         Because of cash flow problems, the Company has fallen behind in its payments to Datacard. In May of 1998, the Company reached an agreement with DataCard whereby the past due balance of approximately $975,000 for services would be repaid over 18 equal monthly payments of $60,593, including interest. The Company also recommenced making monthly payments of $35,541 on the outstanding balance of the note. Under the revised payment schedule, the note will be paid in full at the end of January, 1999.

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

         The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 1998, revenues from customer maintenance agreements represented approximately 43% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will continue to account for a significant component of its net sales.

RESEARCH AND DEVELOPMENT

         The Company's principal research and development efforts have been conducted through software and hardware development groups located at its facility in Norwich, Connecticut. These groups focus on improving upon and creating new applications of the Company's technology. The Company's engineering staff also generates the functional specifications and development schedules for each of the Company's customers. The Company performs all material development and engineering functions internally. The Company from time to time engages third parties to design hardware and software components based upon specifications developed by the Company.

         For the fiscal years ended March 31, 1998 and 1997, the Company incurred expenses of $143,871 and $163,517, respectively, for research and development activities.

COMPETITION

         The Company's principal competitors are Pitney-Bowes and Bell & Howell. Although the Company's total revenue is small relative to these large competitors, the Company is nonetheless successful in many situations, primarily due to the unique capabilities of Gunther equipment to handle effectively more complex mailing system applications. The principal competitive factors in the Company's business are product functionality, price/performance and reliability. The Company believes that it competes favorably on the basis of each of these factors. The Company also believes that it competes effectively in sales to its existing customer base because of, among other things, its emphasis on document integrity, its focus on customer needs and the flexibility of its systems resulting from the application of its proprietary technology.

         Gunther's Inc.jet products include several important features that set them apart from other products that may be considered competitive.

         The Inc.jet accomplishes the high-speed printing of data (50 inches per second) at very high resolution (up to 600 x 600 dots per inch). To date, no other vendor of ink jet products has accomplished this.

         Low cost initial investment. In both Gunther systems related and OEM implementations the print quality/price ratio is unmatched. The compact modular construction combined with injection molded plastic enable this product to be produced at a fraction of the cost of the closest competitor.

         The Gunther-Hewlett-Packard cross licensing agreement provides a powerhouse of innovative technology, marketplace experience and marketing potential.

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

         The Company has been issued ten patents in the United States, has two pending patent applications in the United States, and intends to continue to file patent applications on its products and systems. All patent applications filed by the Company are directed to salient features of the Company's systems. The Company regards certain computer software and service applications as proprietary. The Company relies on nondisclosure agreements with its employees and, where the Company regards it as necessary, with customers.

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

EMPLOYEES

         At March 31, 1998, the Company had 120 full-time employees, consisting of 68 engaged in engineering and development and manufacturing support, 18 in marketing and sales activities, 22 in customer services and 12 in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

ITEM 2.        DESCRIPTION OF PROPERTY

         The Company's principal facilities are located at One Winnenden Road, Norwich, Connecticut, where the Company leases approximately 75,000 square feet of space. The Company leases its facility on a 3 year basis which requires payment of monthly rent in the amount of $27,500 through September 30, 1999. Of the Company's space in Norwich, approximately 15,000 square feet is devoted to office and administrative uses, approximately 55,000 square feet to engineering, development and assembly activities, and approximately 5,000 square feet to marketing, sales and customer service functions. The Company believes that its facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.       LEGAL PROCEEDINGS.

         On July 9, 1998, a purported class action lawsuit was filed against the Company, James H. Whitney and Frederick W. Kolling III asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff, Ms. Arlene Greenberg, and all other persons and entities who purchased shares of Company Common Stock during the period from August 14, 1997 through June 23, 1998. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The prayer for relief requests compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees and expert fees, of the plaintiff and the class incurred in connection with the action. Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         From December 21, 1993 to April 12, 1995, the Company's Common Stock was traded on the NASDAQ SmallCap Market under the symbol SORT. On April 12, 1995, the National Association of Securities Dealers ("NASD") delisted the Common Stock from the NASDAQ SmallCap Market due to the Company's failure to maintain capital and surplus of at least $1,000,000. On December 20, 1996, the NASD relisted the Company's stock on the NASDAQ SmallCap Market. The Company has received notice from NASD that the Company has failed to meet the requirements for continued listing on The NASDAQ SmallCap Market(TM). The Company is appealing the decision and a hearing is scheduled at the end of July, 1998.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter of fiscal 1997 and fiscal 1998, as reported by NASDAQ and the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commission and may not represent actual transactions.

                                                           Bid Price
                                                           ---------
        Fiscal Quarter                            High                     Low
        --------------                            ----                     ---

First Fiscal Quarter - 1997                      $6 7/8                  $4 7/8
(April 1 - June 30, 1996)

Second Fiscal Quarter - 1997                      5 3/4                   4 1/2
(July 1 - September 30, 1996)

Third Fiscal Quarter - 1997                       6 1/4                   4 1/8
(October 1 - December 31, 1996)

Fourth Fiscal Quarter - 1997                      8 3/4                   5 7/8
(January 1 - March 31, 1997)

First Fiscal Quarter - 1998                       6 7/8                   5 3/8
(April 1 - June 30, 1997)

Second Fiscal Quarter - 1998                      7 13/16                 6
(July 1 - September 30, 1997)

Third Fiscal Quarter - 1998                       8 7/8                   5 1/4
(October 1 - December 31, 1997)

Fourth Fiscal Quarter - 1998                      7 1/16                  3 7/8
(January 1 - March 31, 1998)

         On July 6, 1998, the high and low bid price quotations for the Company's Common Stock were $2 1/2 and $2 7/16, respectively, as reported on NASDAQ.

         As of July 6, 1998 there were approximately 1,245 record owners of the Company's Common Stock. There is one record owner of the Company's Class B Common Stock. The Company has not paid dividends of its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

SALES OF UNREGISTERED SECURITIES

         In August 1995, the registrant issued and sold an aggregate of 333,335 shares of its Common Stock to nine accredited investors for an aggregate offering price of $1,000,000. Also in 1995, the Company sold 203,659 shares of common stock to individuals which were paid for through the conversion of outstanding notes payable with an outstanding balance of $569,160. In September 1996, the registrant issued and sold an aggregate of 150,000 shares of its Common Stock to ten accredited investors for an aggregate offering price of $525,000. In fiscal 1998, the Company sold 8,000 shares to an accredited inventor for aggregate proceeds of $15,000 in connection with the exercise of outstanding warrants.

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

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

UPDATE CONCERNING RECENT DEVELOPMENTS

         On June 23, 1998, the Company announced that, during the course of the year-end audit, the Company's auditors, Arthur Andersen LLP, identified errors in the accumulation of contract costs and the way in which certain additional items of expense were accounted for. As a result, the Company announced that it did not expect to release its final results for the fourth quarter and the full fiscal year ended March 31, 1998 until later in July. The Company also announced that, although it was continuing to review the nature and extent of these matters, it expected to report a net loss for the fiscal year ended March 31, 1998 of approximately $2.4 to $3.0 million. Finally, the Company announced that it expects to restate its results for each of the first three quarters of fiscal 1998 and that previously issued financial statements for the interim periods of fiscal 1998 should not be relied upon.


         Since June 23, 1998, the Company, with the assistance of Arthur Andersen LLP, has continued to review the nature and extent of the issues identified during the year-end audit. The Company has determined that the errors were primarily attributable to the use of a job cost software system that was first in use in April 1997. The software did not relieve capitalized costs as systems were shipped. The software errors have been corrected in the first quarter fiscal 1999. Further, the Company has engaged Arthur Andersen LLP to perform quarterly reviews for fiscal year 1999.

         The Company is continuing to assess the impact these issues may have on the previously announced results of the first three quarters of fiscal 1998. The Company expects that its review will be completed by the middle of August, 1998, at which time it expects to amend the quarterly reports relating to such fiscal quarters previously filed with the Securities and Exchange Commission.

         As previously announced, the net loss reported by the Company for the fiscal year ended March 31, 1998 violates certain financial covenants set forth in the Company's senior credit facility. The Company has met with representatives of its senior lender, Bank of Boston Connecticut, N.A. (the "Bank"), to discuss a potential course of action. During a meeting held on July 10, 1998, the Bank's representative verbally advised the Company that, although it would not permit the Company to make any additional borrowings under the senior credit facility, it would not take any actions before August 10, 1998 to collect the outstanding indebtedness currently existing under the credit facility or to foreclose on the collateral securing the credit facility. The parties currently are in the process of negotiating a definitive forbearance agreement, but as of the date of this report, no such definitive forbearance agreement has been executed. Although the Company expects to negotiate a definitive forbearance agreement extending beyond August 10, 1998, there can be no assurance that it will be able to do so.

         On July 9, 1998, a purported class action lawsuit was filed against the Company, James H. Whitney and Frederick W. Kolling III asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff, Ms. Arlene Greenberg, and all other persons and entities of who purchased shares of Company Common Stock during the period from August 14, 1997 through June 23, 1998, Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. See Item 3 below. The Company believes the complaint is without merit and will vigorously defend the action.

SUMMARY FINANCIAL DATA

         The summary financial data presented below should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere herein.

                                                Year Ended                 Year Ended                Year Ended
                                              March 31, 1998             March 31, 1997            March 31, 1996
                                              --------------             --------------            --------------
Sales:

   Systems                                      $  8,630,103              $  8,716,473              $  8,458,700
   Maintenance                                     6,606,085                 5,736,230                 4,022,562
                                             ---------------           ---------------            --------------
          Total Sales                             15,236,188                14,452,703                12,481,262
                                             ---------------           ---------------            --------------
Cost of Sales:

   Systems                                         6,557,317                 4,797,526                 4,895,387
   Maintenance                                     4,458,055                 3,166,419                 2,826,853
                                             ---------------           ---------------            --------------
          Total Cost of Sales                     11,015,372                 7,963,945                 7,722,240
                                             ---------------           ---------------            --------------
Gross Profit                                       4,220,816                 6,488,758                 4,759,022

Operating Expenses:

   Selling and Administrative                      6,533,212                 5,881,926                 5,330,807
   Research and Development                          143,871                   163,517                    64,407
                                             ---------------           ---------------            --------------
          Total Operating Expenses                 6,677,083                 6,045,443                 5,395,214
                                             ---------------           ---------------            --------------
Operating Income (Loss)                           (2,456,267)                  443,315                  (636,192)


Other Expenses:

   Interest Expense, Net                            (245,552)                 (184,426)                 (243,363)
                                             ---------------           ---------------            --------------
Net Income (Loss)                                $(2,701,819)            $     258,889               $  (879,555)
                                                   =========                 =========                  ========

Basic Net Income (Loss) Per Share                     $(0.63)                    $0.06                    $(0.23)
                                                       =====                      ====                     =====

                                                                               1998                      1997
                                                                               ----                      ----
Current Assets                                                              $4,410,892                $4,317,146
Total Assets                                                                 9,329,435                 9,363,693
Current Liabilities                                                          9,586,006                 4,768,874
Long-Term Debt, less current maturities                                         49,047                 2,213,618
Stockholders' Equity (Deficit)                                                (305,618)                2,381,201

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED MARCH 31, 1998
         COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

         In anticipation of substantial sales increases in fiscal 1998, the Company committed funds to increasing its production and service capacity. During fiscal 1998, order levels were insufficient to fully absorb these cost increases and to provide the necessary cash flow to fund operating needs. As a result, the Company experienced additional production inefficiencies due to uncertain parts deliveries and high levels of overtime needed to complete contracted orders. As a result of the foregoing, the Company realized a net loss of $2,702,000 for the fiscal year ended March 31, 1998 as compared to a net profit of $259,000 for fiscal 1997.

         System sales for fiscal year 1998 decreased $86,370, or 1%, from fiscal year 1997. At March 31, 1998 system order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand, was $4,152,000 as compared to $3,276,000 at March 31, 1997.

         Service revenue increased $869,855, or 15% from fiscal year 1997 as a result of a larger number of systems under service contract from shipments during the year and inflationary price increases in service contracts between the periods.

         Gross profit decreased to $4,220,816 in fiscal year 1998 from $6,488,758 in fiscal year 1997. The gross margin on systems sales decreased to 24% in fiscal year 1998 from 45% in fiscal year 1997. The decrease in gross margin on system sales is attributable to manufacturing inefficiencies which caused an increase in the labor and overhead cost components for each system. There were also cost increases averaging approximately 4% for materials. The service gross margin decreased from 45% in fiscal year 1997 to 33% in fiscal year 1998. The decrease in gross profit margin for service sales is attributable to training and start-up expenses related to the Company's adding eleven field engineers throughout the year to begin servicing sites where previously there had been no systems installed. Additional costs were incurred at headquarters to increase staffing to support a greater number of systems installed.

         Selling and administrative expenses increased $651,000, or 11% from fiscal year 1997 to fiscal 1998.

         Research and development expenses decreased $20,000 from fiscal 1997 to fiscal 1998.

         Interest expense increased $61,000 during the year. The increase was due to an increased amount of the Company's debt carrying a higher rate of interest than in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities.

         During the fiscal year ended March 31, 1998, the Company had a positive cash flow from operations of $893,604, compared to a positive cash flow from operations of $148,922 for the fiscal year ended March 31, 1997 and a negative cash flow from operations of $655,496 for the fiscal year ended March 31, 1996. The positive cash flow recorded during fiscal 1998 resulted from, among other things, a $972,637 decrease in accounts receivable, a $1,301,913 increase in accounts payable and a $590,254 increase in deferred service contract revenue. The significant increase in accounts payable reflects the ongoing shortage of cash necessary to fund adequately the Company's business operations. The increase in accounts payable primarily relates to increases in amounts due Datacard, the Company's third party service provider and other service providers. The Company has entered into an agreement with Datacard for the payment of these obligations.

         The Company and the Bank of Boston Connecticut, N.A. (the "Bank") have entered into Revolving Loan and Security Agreement, originally dated as of June 4, 1996 (as amended, the "Revolving Credit Facility"), with an aggregate borrowing capacity of $2,250,000. The Revolving Credit Facility is bifurcated into two separate subfacilities (hereinafter referred to as "Facility A" and "Facility B"). Facility A has a maximum borrowing capacity of $1,750,000 and Facility B has a maximum borrowing capacity of $500,000. See Note 6 to the Financial Statements for additional information.

         In order to induce the Bank to enter into the Revolving Credit Facility, Mr. Harold S. Geneen, then the Chairman of the Board and a stockholder of the Company, agreed to provide the Bank with sufficient cash collateral to secure all borrowings outstanding under Facility A. The borrowings under Facility B are secured by all of the tangible and intangible assets of the Company. Mr. Geneen passed away on November 21, 1997, and his death constituted a technical event of default under the Revolving Credit Facility. The Executor of Mr. Geneen's estate affirmed Mr. Geneen's obligations to the Bank with respect to the Revolving Credit Agreement, and the Bank waived the technical event of default and extended the maturity date of the Revolving Credit Facility to April 1, 1999.

         The Revolving Credit Facility contains several affirmative and negative covenants pursuant to which the Company, among other things, is required to have Operating Profits (as defined in the Revolving Credit Facility). The net loss reported by the Company for the fiscal year ended March 31, 1998 violates these covenants and constitutes an event of default under the Revolving Credit Facility.

         The Company has met with representatives of the Bank to discuss a potential course of action. During a meeting held on July 10, 1998, the Bank's representatives verbally advised the Company that, although it would not permit the Company to make any additional borrowings under the senior credit facility, it would not take any actions before August 10, 1998 to collect the outstanding indebtedness currently existing under the credit facility or to foreclose on the collateral securing the credit facility. The parties currently are in the process of negotiating a definitive forbearance agreement, but as of the date of this report, no such definitive forbearance agreement has been executed. Although the Company expects to negotiate a definitive forbearance agreement extending beyond August 10, 1998, there can be no assurance that it will be able to do so. In any event, the Company does not currently have access to any additional borrowings under the Revolving Credit Facility.

         Except for the Revolving Credit Facility, the Company does not have any commitments for outside funding of any kind. The Revolving Credit Facility also expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the Bank. It must depend, therefore, upon the generation of sufficient internally generated funds to finance its operations during the balance of fiscal 1999.

         Under the Company's current pricing policy, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer, approximately 40% of the purchase price is received at the time the system is shipped to the customer and the remaining 10% of the purchase price is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

         During the fiscal quarter ended June 30, 1998, the Company received orders for six additional systems, aggregating approximately $3,371,000, all of which is expected to be shipped during fiscal 1999. Although there can be no assurances in this regard, management is cautiously optimistic that the Company will be able to generate sufficient additional sales to meet the Company's cash needs for the balance of the year.

         The Company does not plan to make any significant capital expenditures. The Company is also currently evaluating other potential strategic alternatives, including the extent to which significant cost savings can be achieved and the possible issuance of additional equity securities.

         It is possible that the Company's business may require larger amounts of capital than the Company currently anticipates. There can be no assurance that the Company will be able to obtain the capital it requires to enable it to continue in existence as an independent entity.

RECENT STRATEGIC INITIATIVES

         Marketing Strategy. Historically, the Company has enjoyed considerable success in penetrating the insurance industry with its line of finishing systems. This segment will continue to be an important and growing source of future revenues. At the same time, however, the Company has begun to see the returns from its efforts to move into a number of other application/market areas.

         Initial orders have already been received from mutual funds, HMO's, federal and state governments, pharmaceutical companies, and retail distribution centers among others. The Company expects to see its marketing base continue to expand as the market clearly is driving toward greater personalization of documents and mail. This market direction will produce increasing requirements for the unique, patented capabilities of Gunther's technologies.

         With the introduction and subsequent enhancement of the Series III product line, the Company effectively opened up a complete new application area for both new and existing customers. These high speed systems (12,000 packages per hour) have now made the Company competitive in the large billing and statement market, as well as a wide range of applications that simply demand the higher output rates.

         The Company's new ink jet products and consumables are expected to evolve quickly into a significant contributor to the Company's revenue and profitability. The ink jet products are targeted at current and new finishing system users, but even more so toward the growing OEM marketplace for these products. This business will also help to smooth out both revenue and cash flow. The Company will begin to see revenue from ink jet products in August of 1998. The transitioning of a greater percentage of service coverage from third party to Gunther-direct will also serve to smooth cash flow.

         The Company is also taking steps to increase its geographic penetration on a worldwide basis. Approximately 50% of the market for both the finishing systems and the ink jet products and technologies is outside of North America.

         From a pricing standpoint the Company plans to keep finishing system prices at a sufficient level to insure adequate margins. It is believed to be a viable strategy considering the number of key technological advantages the Company's systems continue to have when compared with competition. With regard to the ink jet business, pricing is targeted at a level that will insure high margins (given its low cost to manufacture). On the OEM side of this business, the pricing will produce excellent margins while allowing the Company to pursue a position as a dominant supplier in the industry.

     Cost Reduction. A number of cost reduction plans have been or are in the process of being implemented that expect to have significant impact on margins. The Company implemented a layoff effective June 30, 1998. Additional changes are under way to improve processes and controls in the purchasing and assembly scheduling of systems. These changes will result in improved efficiencies with decreased headcount and a significant reduction in overtime expense. A further positive impact on margins will result from overhead expense being spread over a greater number of systems for the year. The Company's first fiscal quarter 1999 order rate is substantially ahead of first quarter fiscal 1998.

INFLATION

         The effect of inflation on the Company has not been significant during the last two fiscal years.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements with the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; the continued availability of financing; and the expenses associated with Year 2000 compliance. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

YEAR 2000

         The Company recognizes that it must ensure that its products and internal computerized operations will not be adversely impacted by various so-called "Year 2000" systems and software failures which can arise in certain time sensitive functions. None of the Company's products have time sensitive applications. As a result, management believes that all of the Company's products are currently Year 2000 compliant, and management does not expect the Company to undertake additional research and development efforts in this regard. Management is currently in the process of identifying costs, problems and uncertainties associated with making its internal operating systems Year 2000 compliant. In general, management expects to resolve the Year 2000 issue with respect to its internal computer systems and software applications through upgrade, conversion, modification or replacement of noncompliant system and applications. Management currently believes that the costs associated with this issue will not have a material impact on the Company's ongoing results of operations. There can be no assurance, however, that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant. The failure of such other parties to become Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


         The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1998 Annual Meeting of Stockholders, which is currently scheduled to be held in August 1998. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by Item 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1998 Annual Meeting of Stockholders, which is currently scheduled to be held in August 1998. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1998 Annual Meeting of Stockholders, which is currently scheduled to be held in August 1998. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1998 Annual Meeting of Stockholders, which is currently scheduled to be held in August 1998. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

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

         10.3 Stock Subscription Warrant, issued September 4, 1992, entitling Park Investment Partners, Inc. to purchase 102,000 shares of the Company's Common Stock at $0.375 per share (the "Warrant Price") (filed as Exhibit 10(h) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.4 Stock Subscription Warrant, issued September 4, 1992, entitling Gerald H. Newman to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(i) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.5 Stock Subscription Warrant, issued September 4, 1992, entitling Harold S. Geneen to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(k) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.6 Stock Subscription Warrant, issued September 4, 1992, entitling Howard Alper to purchase 26,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(l) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.7 Stock Subscription Warrant, issued September 4, 1992, entitling Mark Fisher to purchase 6,667 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(m) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.8 Stock Subscription Warrant, issued September 4, 1992, entitling Caren Barness to purchase 13,333 shares of the Company's Common Stock at the Warrant Price (filed as Exhibit 10(n) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.9 Royalty Agreement, dated September 3, 1992, between the Company and William H. Gunther, Jr. (filed as Exhibit 10(s) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.10 Royalty Agreement, dated September 3, 1992, between the Company and William H. Gunther III (filed as Exhibit 10(t) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.11 Royalty Agreement, dated September 3, 1992, between the Company and Joseph E. Lamborghini (filed as Exhibit 10(u) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.12 Royalty Agreement, dated September 3, 1992, between the Company and Rufus V. Smith (filed as Exhibit 10(v) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.13 Royalty Agreement, dated September 3, 1992, between the Company and Christine E. Gunther (filed as Exhibit 10(w) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.14 Royalty Agreement, dated September 3, 1992, between the Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.15 Letter Agreement, dated September 1, 1992, between the Company and DataCard (filed as Exhibit 10(ee) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.16 Promissory Note of the Company, dated September, 1992, to DataCard, in the amount of $426,501.99 (filed as Exhibit 10(ff) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.17 Third Party Product Service Agreement, dated October 13, 1992, between the Company and DataCard (filed as Exhibit 10(gg) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.18 First Amendment to the Third Party Product Service Agreement, dated July 2, 1993, between the Company and DataCard. (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference.)

         10.19 Second Amendment to the Third Party Product Service Agreement, dated February 17, 1994, between the Company and DataCard (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference.).

         10.20 Form of Employee Stock Option Plan and Founders Option Plan (filed as Exhibit 10(kkk) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.21 Warrant, dated October 20, 1993, to purchase 40,000 shares of Common Stock issued to Mark Fisher (filed as Exhibit 10(vvv) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.22 Warrant, dated January 9, 1995, to purchase 13,333 shares of Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

         10.23 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson (filed as
                  Exhibit 10.51 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

         10.24 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Roni Aron Jesselson (filed as Exhibit
                  10.52 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

         10.25 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Jonathan Judah Jesselson (filed as
                  Exhibit 10.53 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

         10.26 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as
                  Exhibit 10.54 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

         10.27 Warrant, dated January 12, 1995, to purchase 13,333 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as
                  Exhibit 10.55 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

         10.28 Non-exclusive License Agreement between the Company and Bell & Howell (filed as Exhibit 10(.qaii) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.29 Xerox Worldwide Printing Systems Partners Program Partnership Guide dated August 1990 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB dated June 26, 1995, and incorporated herein by reference).

         10.30 Amendment and Restatement of Development Agreement made as of December 31, 1995 between the Company and CII (filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB dated February 12, 1996 and incorporated herein by reference).

         10.31 Building lease between the Company and UNC Incorporated, dated July 31, 1996 (filed as Exhibit 10.3) to the Company's Quarterly Report on Form 10-QSB dated November 12, 1996 and incorporated herein by reference).

         10.32 Promissory Note dated September 9, 1996 between James H. Whitney, CEO, Gunther International, Ltd. and the Company (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB dated November 12, 1996 and incorporated herein by reference).

         10.33 Revolving Loan and Security Agreement (filed as Exhibit 10.1 to the Company's Quarterly Report in Form 10-QSB dated August 13, 1996 and incorporated herein by reference).

         10.34 Subordination Agreement (filed as Exhibit 10.2 to the Company's Quarterly Report in Form 10-QSB dated August 13, 1996 and incorporated herein by reference).

         10.35 Second Amendment to the Revolving Loan and Security Agreement dated June 26, 1997.

         10.36    Second Reaffirmation of Limited Guaranty.

         10.37    Amended and Restated Pledge Agreement.

         10.38 Non-exclusive License Agreement By and Between The Hewlett-Packard Company and Gunther International, Incorporated for Envelope Printing Technology dated May 6, 1997.

         24 Power of Attorney pursuant to which this report has been executed.

b. Reports on Form 8-K.

         On June 23, 1998, the Company filed a Current Report on Form 8-K reporting that it did not expect to release its financial results for the fiscal year ended March 31, 1998 until later in July 1998. During the course of the year-end audit, the Company's auditors, Arthur Andersen LLP, identified errors in the accumulation of contract costs and certain items of expense that were not properly accounted for. The Company also reported that it expects to restate its results for each of the first three quarters of fiscal 1998 and cautioned investors not to rely on the previously issued financial statements for those periods.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GUNTHER INTERNATIONAL, LTD.

                                            By: /s/ Frederick W. Kolling III
                                            Frederick W. Kolling III
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                   AND TREASURER
                                   (ON BEHALF OF THE REGISTRANT AND AS
                                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Date:   July 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature:                          Title:                                    Date:
----------                          ------                                    -----

/s/ James H. Whitney                President, Chief Executive                July 14, 1998
James H. Whitney                    Officer (Principle Executive
                                    Officer)

/s/ Frederick W. Kolling III                                                  July 14, 1998
----------------------------
Frederick W. Kolling III
Attorney-in-Fact for:

Guy W. Fiske                        Director
J. Kenneth Hickman                  Director
Frederick W. Kolling III            Director
Alan W. Morton                      Director
Gerald H. Newman                    Director
Marc I. Perkins                     Director
James H. Whitney                    Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                Page No.
                                                                                --------

Report of Independent Public Accountants                                           F-2

Balance Sheets as of March 31, 1998 and 1997                                       F-3

Statements of Operations for the Years Ended March 31, 1998,
  1997 and 1996                                                                    F-5

Statements of Stockholders' Equity (Deficit) for the Years Ended
  March 31, 1998, 1997 and 1996                                                    F-6

Statements of Cash Flows for the Years Ended March 31, 1998,
  1997 and 1996                                                                    F-7

Notes to Financial Statements                                                      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gunther International, Ltd.:

         We have audited the accompanying balance sheets of Gunther International, Ltd. (the Company) (a Delaware corporation) as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, is in default of its primary credit facility and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             ARTHUR ANDERSEN LLP

Hartford, Connecticut
July 6, 1998 (except with respect to the matters discussed in the last paragraph of Note 6 and Note 14, as to which the date is July 10, 1998)

                           GUNTHER INTERNATIONAL, LTD.
                                 BALANCE SHEETS
                             MARCH 31, 1998 AND 1997

                                                       1998                 1997
                                                       ----                 ----
Assets
Current Assets:
 Cash                                              $   572,368         $   261,700
 Accounts Receivable, Net                              326,128           1,298,765
  Costs and Estimated Earnings in Excess of
      Billings on Uncompleted Contracts              2,230,208           1,403,715
 Inventories                                         1,180,369           1,262,435
 Prepaid Expenses                                       61,819              90,531
 Note Receivable From Stockholder                       40,000                  --
                                                   -----------         -----------
    Total Current Assets                             4,410,892           4,317,146
                                                   -----------         -----------

Property and Equipment:

 Machinery and Equipment                             1,224,856           1,099,208
 Furniture and Fixtures                                249,581             187,294

 Leasehold Improvements                                240,541             229,804
                                                   -----------         -----------
                                                     1,714,978           1,516,306
 Less - Accumulated Depreciation
      and Amortization                                (764,934)           (483,069)
                                                   -----------         -----------
                                                       950,044           1,033,237
                                                   -----------         -----------
Other Assets:

 Excess of Cost Over Fair Value of Net
      Assets Acquired, Net                           3,221,821           3,445,293
 Deferred Preproduction Costs, Net                     622,953             457,189
 Investment, at Lower of Cost or Market                 20,000              30,000
 Note Receivable from Stockholder                           --              40,000
 Other                                                 103,725              40,828
                                                   -----------         -----------
                                                     3,968,499           4,013,310
                                                   -----------         -----------
                                                   $ 9,329,435         $ 9,363,693
                                                   ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                           BALANCE SHEETS (CONTINUED)
                             MARCH 31, 1998 AND 1997

                                                          1998                  1997
                                                          ----                  ----
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Notes Payable and Current Maturities of
       Other Long-Term Debt                           $  2,350,058         $    401,866
   Accounts Payable                                      2,843,468            2,059,506
   Accrued Expenses                                        996,994              479,043
   Billings in Excess of Costs and Estimated
     Earnings on Uncompleted Contracts                   1,597,789              771,016
   Deferred Service Contract Revenue                     1,647,697            1,057,443
   Note Payable to Stockholder                             150,000                   --
                                                      ------------         ------------
 Total Current Liabilities                               9,586,006            4,768,874
                                                      ------------         ------------

Long-Term Debt, Less Current Maturities                     49,047            2,213,618
                                                      ------------         ------------

Commitments and Contingencies (Notes 2 and 13)

Stockholders' Equity (Deficit):
  Common stock, $.001 Par Value; 16,000,000
    Shares Authorized; 4,291,269 and 4,283,269
    Shares Issued and Outstanding at March 31,
    1998 and 1997, respectively                              4,291                4,283
  Series B Common Stock, $.001 Par Value; 500
    Shares Authorized, Issued and Outstanding
    at March 31, 1998 and 1997                                   1                    1
  Additional Paid-in Capital                            11,390,818           11,375,826
  Accumulated Deficit                                  (11,700,728)          (8,998,909)
                                                      ------------         ------------
 Total Stockholders' Equity (Deficit)                     (305,618)           2,381,201
                                                      ------------         ------------
                                                      $  9,329,435         $  9,363,693
                                                      ============         ============

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                           1998                 1997                 1996
                                       ------------         ------------         ------------
Sales:
  Systems                              $  8,630,103         $  8,716,473         $  8,458,700
  Maintenance                             6,606,085            5,736,230            4,022,562
                                       ------------         ------------         ------------
       Total Sales                       15,236,188           14,452,703           12,481,262
                                       ------------         ------------         ------------
Cost of Sales:
  Systems                                 6,557,317            4,797,526            4,895,387
  Maintenance                             4,458,055            3,166,419            2,826,853
                                       ------------         ------------         ------------
       Total Cost of Sales               11,015,372            7,963,945            7,722,240
                                       ------------         ------------         ------------
Gross Profit                              4,220,816            6,488,758            4,759,022
                                       ------------         ------------         ------------

Operating Expenses:
  Selling and Administrative              6,533,212            5,881,926            5,330,807
  Research and Development                  143,871              163,517               64,407
                                       ------------         ------------         ------------
       Total Operating Expenses           6,677,083            6,045,443            5,395,214
                                       ------------         ------------         ------------
Operating Income (Loss)                  (2,456,267)             443,315             (636,192)

Other Expenses:
  Interest Expense, Net                    (245,552)            (184,426)            (243,363)
                                       ------------         ------------         ------------
Net Income (Loss)                      $ (2,701,819)        $    258,889         $   (879,555)
                                       ============         ============         ============

Net Income (Loss) Per Share:
  Basic and Diluted                    $      (0.63)        $       0.06         $      (0.23)
                                       ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                      Series B
                                     Common Stock                   Common Stock
                                    $.001 Par Value               $.001 Par Value     Additional
                                  -------------------           ------------------      Paid-in      Accumulated
                                  Shares       Amount           Shares      Amount      Capital        Deficit         Total
                                  ------       ------           ------      ------      -------        -------         -----

Balance, March 31, 1995          3,596,275  $      3,596           500  $          1  $  8,884,010  $ (8,378,243)  $    509,364

Conversion of notes payable
  to stockholders to common
  stock                            203,659           204            --            --       568,956            --        569,160

Private placement of common
  stock                            333,335           333            --            --       999,667            --      1,000,000

Retirement of Class B senior
  preferred stock                       --            --            --            --       412,817            --        412,817

Net loss                                --            --            --            --            --      (879,555)      (879,555)
                               ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance, March 31, 1996          4,133,269         4,133           500             1    10,865,450    (9,257,798)     1,611,786

Private placement of common
  stock                            150,000           150            --            --       510,376            --        510,526

Net income                              --            --            --            --            --       258,889        258,889
                               ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance, March 31, 1997          4,283,269         4,283           500             1    11,375,826    (8,998,909)     2,381,201

Exercise of warrants                 8,000             8            --            --        14,992            --         15,000

Net loss                                --            --            --            --            --    (2,701,819)    (2,701,819)
                               ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance, March 31, 1998          4,291,269  $      4,291           500  $          1  $ 11,390,818  $(11,700,728)  $   (305,618)
                              ============  ============  ============  ============  ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                 1998             1997            1996
                                                              -----------     -----------     -----------
Cash Flows From Operating Activities:
  Net income (loss)                                           $(2,701,819)    $   258,889     $  (879,555)
  Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
  Depreciation and amortization                                   681,623         577,663         344,866
  Royalties forgiven                                                   --              --         (81,084)
  Loss on investment and abandonment of leasehold
      improvements                                                 10,000          39,319              --
  Decrease (increase) in accounts receivable, net                 972,637        (111,683)       (545,685)
  Decrease (increase) in inventories, net                          82,066          49,972         503,480
  (Increase) decrease in prepaid expenses and other assets        (43,350)        (26,313)        117,182
  (Increase) decrease in accounts and notes receivable
     from stockholder                                                  --         (20,823)         73,762
  Increase (decrease) in accounts payable and
    accrued expenses                                            1,301,913          (7,091)        410,854
  Increase (decrease) in deferred service contract revenue        590,254         (66,585)        (52,777)
  Increase in billings in excess of costs and estimated
     earnings, net                                                    280        (544,426)       (546,539)
                                                              -----------     -----------     -----------
              Net cash provided by (used for)
                operating activities                              893,604         148,922        (655,496)
                                                              -----------     -----------     -----------

Cash Flows From Investing Activities:

  Purchases of property and equipment                            (198,672)       (633,566)       (207,179)
  Increase in deferred preproduction costs                       (332,885)       (201,525)       (280,202)
                                                              -----------     -----------     -----------
              Net cash used for investing activities             (531,557)       (835,091)       (487,381)
                                                              -----------     -----------     -----------

Cash Flows From Financing Activities:
  Proceeds from notes payable and long-term debt                  171,515       2,217,729       1,030,114
  Repayments of notes payable and long-term debt                 (237,894)     (2,233,279)       (813,014)
  Decrease (increase) in restricted cash and
    short-term investments                                             --         325,834         (25,834)
  Net proceeds from sale of common stock and
    warrants                                                       15,000         510,526       1,000,000
  Closing costs in connection with conversion of
    notes payable to common stock and retirement
    of Class B preferred stock                                         --              --        (229,926)
                                                              -----------     -----------     -----------
              Net cash provided by (used for)
                  financing activities                            (51,379)        820,810         961,340
                                                              -----------     -----------     -----------
Net Increase (Decrease) in Cash                                   310,668         134,641        (181,537)
Cash, beginning of year                                           261,700         127,059         308,596
                                                              -----------     -----------     -----------
Cash, end of year                                             $   572,368     $   261,700     $   127,059
                                                              ===========     ===========     ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                      $   220,123     $   280,967     $   169,223
  Cash paid for income taxes                                           --              --          12,700
  Common stock issued for notes payable and
    accrued interest                                                   --              --         711,903
  Retirement of Class B Preferred Stock                                --              --         500,000

   The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

2.       Market and Operating Environment:

         The Company's products were developed in the mid-1980's to meet a need for greater reliability and integrity in document finishing systems. These products are dependent upon proprietary technology and require specially skilled engineers and technicians to design, enhance and produce them to meet customer needs. The Company's products also face competition from other products and companies with greater financial resources than the Company. From inception through fiscal 1996, the Company incurred losses from operations. Operating results improved significantly during the fiscal years ended March 31, 1996 and 1997 and, the Company achieved operating earnings in fiscal 1997. During fiscal year 1998, operating results declined significantly due primarily to increased spending in anticipation of volume increases and other operational inefficiencies. As a result, the Company incurred a loss from operating activities of $2,456,267 for the year ended March 31, 1998.

         As a result of these losses, the Company is in default of the terms of its principal credit facility under which the Company had borrowings outstanding at March 31, 1998 totaling $2,051,169 (see Note 6). Although the parties have not executed a definitive forbearance agreement, the lender has verbally indicated that it will not foreclose on the Company or guarantee until August 10, 1998, however, they have the right to demand repayment of these borrowings at any time after August 10, 1998. In addition, the Company has a working capital deficit and many of its suppliers have required cash on delivery for raw materials and parts required for the assembly of the Company's products. These factors indicate the Company may be unable to continue without obtaining additional debt or equity capital.

         Management is addressing the above matters by taking the following actions:

         - Emphasizing sales of systems to existing and new customers to generate the order level needed to return to profitability.

         - Implementing cost reduction efforts, including personnel lay-offs, in the production and administrative operations to lower the Company's break-even point.

         - Streamlining the production process to focus on decreasing the total time required to complete a system.

         - Working with the lender and vendors to arrange for repayment terms which provide adequate liquidity for the Company to continue in operation.

         The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Allowance for doubtful accounts -

         The Company evaluates the collectibility of accounts receivable on a case by case basis and makes allowances for accounts deemed uncollectible. As of March 31, 1998 and 1997, the Company had recorded an allowance of approximately $23,000 for potential uncollectible accounts receivable.

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

Property and equipment -

         Depreciation and amortization of property and equipment is charged against income over the estimated useful lives of the respective assets using the straight-line method as follows:

                                                              Lives
                                                              -----
                  Machinery and equipment                   7 years
                  Furniture and fixtures                    7 years
                  Leasehold improvements                    Life of lease

Excess of cost over fair value of net assets acquired -

         The excess of cost over the fair value of net assets acquired is being amortized over its estimated life of 20 years. As of March 31, 1998 and 1997, accumulated amortization was $1,247,747 and $1,024,275, respectively. The realization of the carrying value of the Company's assets, including the excess of cost over fair value of net assets acquired, is dependent on the Company's ability to sustain profitable operations in the future. If objective evidence becomes known indicating the carrying value of the excess of cost over fair value of net assets acquired has been impaired, the Company will record a charge reducing the carrying value.

Deferred preproduction costs -

         Certain preproduction costs incurred subsequent to determining the feasibility of new product introductions are capitalized and are amortized over a three-year period. As of March 31, 1998 and 1997, accumulated amortization was $336,799 and $169,678, respectively. See "Recently Issued Accounting Standards" for additional information.

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

Product warranties -

         The Company provides a warranty on each product for a period of 90 days after installation. Warranty expense for the years ended March 31, 1998, 1997 and 1996, totaled approximately $215,000, $85,000, and $123,000, respectively.

Income taxes -

         The Company accounts for income taxes using the provisions of the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". As of March 31, 1998 and 1997, the Company has a net deferred income tax benefit relating to temporary differences in the recognition of items for financial accounting and income tax reporting purposes of approximately $4,400,000 and $3,200,000, respectively, which was fully reserved. Temporary differences relate principally to net operating loss carryforwards and financial accounting accruals for certain expenses which will be deducted for income tax reporting purposes upon payment. Provisions for minimum state taxes are provided through a charge to operating expenses and are not material in all periods presented.

         At March 31, 1998, the Company has net operating loss carryforwards of approximately $9,125,000 available to be applied against both future federal and state taxable income. The federal and state loss carryforwards expire at various dates from 1999 through 2012.

         The Company's ability to utilize tax loss carryforwards is dependent upon many factors including the ability of the Company to achieve profitability and avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company may be significantly reduced or eliminated.

Royalty expense -

         The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 11). Royalties due under these agreements are expensed as incurred.

Net income (loss) per share -

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share (EPS)", which established new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, all period earnings per share data presented is in accordance with SFAS No. 128.

         For purposes of computing basic EPS, weighted average common shares for fiscal 1998, 1997 and 1996 were 4,288,380, 4,220,769 and 3,897,367, respectively. For fiscal years 1998 and 1996, the effect of conversion of the underlying securities would have been antidilutive for the diluted EPS calculation. In 1997, the dilutive effect of underlying securities increased the weighted average common shares outstanding to 4,486,003 shares which results in diluted EPS of $0.06 per share.

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

Recently Issued Accounting Standards:

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997 and earlier application is permitted. The adoption of this standard has no effect on the financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures for each segment of an enterprise that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997 and earlier application is encouraged. The Company is evaluating how it will implement SFAS 131.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organizational costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this standard will require the Company to expense of approximately $622,953 in capitalized deferred preproduction costs as of March 31, 1998. Had this SOP been adopted in fiscal 1998, the Company would have reported a loss before the cumulative effect of this change in accounting of $2,867,583 or $0.67 per share.

4.       Inventories:

         Inventories consist of the following:

                                            1998                1997
                                         -----------         -----------
         Raw materials                   $ 1,349,301         $ 1,261,274
         Work-in-process                          --             101,161
                                         -----------         -----------
                                           1,349,301           1,362,435

         Less:  Valuation reserve           (168,932)           (100,000)
                                         -----------         -----------
                                         $ 1,180,369         $ 1,262,435
                                         ===========         ===========

5.       Costs and Estimated Earnings on Uncompleted Contracts:

         The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts as of March 31, 1998 and 1997:

                                                           1998                1997
                                                        -----------         -----------
         Costs incurred on uncompleted contracts        $ 3,252,164         $ 2,496,666
         Estimated earnings                               2,381,249           2,180,561
                                                        -----------         -----------
                                                          5,633,413           4,677,227

         Less:  Billings to date                         (5,000,994)         (4,044,528)
                                                        -----------         -----------
                                                        $   632,419         $   632,699
                                                        ===========         ===========
         Included in the accompanying balance
         sheets under the following captions:

         Costs and estimated earnings in excess
           of billings on uncompleted contracts         $ 2,230,208         $ 1,403,715

         Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                     (1,597,789)           (771,016)
                                                        -----------         -----------
                                                        $   632,419         $   632,699
                                                        ===========         ===========

6.       Financing Arrangements:

         Notes payable and long-term debt at March 31, 1998 and 1997 consisted of the following:

                                                                              1998                1997
                                                                           -----------         -----------

         Line of credit, maximum of $350,000 (see below)                   $   350,000         $   500,000

         Line of credit, maximum of $1,750,000 (see below)                   1,701,169           1,701,169

         Note payable to a vendor, bearing interest at prime plus
         1%, payable in monthly installments of interest only
         until September 30, 1995 and then equal quarterly
         principal installments of $35,541 plus interest, through
         June 30, 1998, unsecured                                              284,335             319,876

         Note payable to a vendor, non-interest bearing, payable
         beginning September 1, 1995 from revenues on
         maintenance contracts, unsecured                                           --              41,668

         Note payable to a bank, bearing interest at 10.5%, payable in monthly installments of $405 of principal and
         interest, due October 1997, secured by investment                      25,325              27,405

         Other                                                                  38,276              25,366
                                                                           -----------         -----------
                                                                             2,399,105           2,615,484
         Less: Short-term notes payable and current maturities of
         long-term debt                                                     (2,350,058)           (401,866)
                                                                           -----------         -----------
                                                                           $    49,047         $ 2,213,618
                                                                           ===========         ===========

         As of March 31, 1998, maturities of notes payable and long-term debt, were as follows:

                       Fiscal year
                    Ending March 31,                         Amount
                    ----------------                         ------
                          1999                              $2,350,058
                          2000                                  16,220
                          2001                                  30,370
                          2002                                   2,457
                                                            ----------
                                                            $2,399,105
                                                            ==========

         During the year ended March 31, 1997 the Company established a line of credit with a bank. This line of credit agreement allows the Company to borrow $1,750,000 on facility A and $350,000 on facility B (the Company has an additional $150,000 available on facility B which is being used to support a letter of credit backing a performance bond - see Note 11). The Company must pay an annual commitment fee equal to .75 percent of the average unused line of credit. Facility A bears interest at prime (8.5% as of March 31, 1998) and the facility B bears interest at prime plus one percent. Facility A is guaranteed and secured by a stockholder. Both facilities are secured by all tangible and intangible property of the Company and mature on April 1, 1999.

         The Company is in default of these lines of credit for noncompliance with the net operating income covenants contained in the agreement. Although the parties have not executed a definitive forbearance agreement, the lender has verbally indicated that it will not foreclose on the Company's assets or guarantee through August 10, 1998, however, the lender has not waived their right to foreclose after that date.

         In addition, the Company is also in default of the note payable to vendor for nonpayment.

7.       Capital Stock and Equity:

         The Company has authorized two classes of stock; common stock and Series B common stock. Both classes of stock have voting rights The holders of Series B common stock are entitled to elect the number of directors of the Company equal to one more than one half of the total number of directors comprising the Company's Board of Directors through December 1998.

         In 1993, the Company sold 1,000,000 units, comprised of one share of common stock and one warrant, to purchase common stock in its initial public offering. In addition, the underwriters exercised their option to purchase an additional 150,000 units in 1994. The warrants issued in connection with the sale of the units originally entitled the holders to purchase one share of common stock for $6.00 per share and may be exercised at any time between December 1994 and December 1997. During fiscal 1998, the expiration date was extended to December 1998. The warrants may be redeemed by the Company for $.05 per warrant subsequent to December 20, 1994 provided that the closing bid price for the Company's common stock equals or exceeds $8.25 per share for 20 trading days within any 30 consecutive trading day period ending not more than 10 days prior to the notice of the call.

         Also, in connection with the offering, the Company sold to the underwriters, for nominal consideration, the "Underwriters' Warrants". These warrants entitle the holders to purchase 100,000 units (one share of common stock and one warrant to purchase one share of common stock) at an exercise price of $7.50 per unit, subject to adjustment in certain events. The Underwriters' Warrants are non-callable and expire in December, 1998. The Company has agreed that the warrants, if any, issued to the Underwriters, upon exercise of the Underwriters' Warrants will not be subject to repurchase by the Company.

         The Company had outstanding 156,666 warrants to purchase one share of the Company's common stock for $4.00 per share which expire December 1998. During fiscal year 1996, the Company also issued 25,000 warrants to purchase one share of common stock for $4.00 per share in connection with a note payable to a stockholder (see Note 10). These warrants expire in August 2000.

         In connection with the Acquisition (see Note 1), the Company issued warrants to certain individuals who provided interim financing to the Company. Under the terms of this financing, the noteholders received Class A voting convertible preferred stock at a price of $.75 per share and warrants to purchase 43,067 shares of common stock at a price of $1.88 per share. These warrants remained outstanding at March 31, 1997. During 1998, 8,000 shares were issued in connection with the exercise of these warrants. The warrants expire on September 4, 1998 and are exercisable any time within this term.

8.       Common Stock Purchase Options:

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

         In connection with stock option agreements entered into in fiscal 1995, 1996 and 1997 with four employees, the Company granted options under the above plan to acquire up to an aggregate of 125,000, 35,000 and 20,000 shares, respectively, of the Company's common stock at exercise prices of $3.25, $3.625 and $7.38 per share, respectively, which approximated fair market value at the dates of the grants. One third of the options become exercisable on each of the first, second and third anniversaries of the grant date. The options expire February 23, 2000, July 17, 2000 and May 27, 2002, respectively. No options were granted in fiscal year 1998.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted in fiscal 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                1997            1996
                                              -------          -------

         Risk free interest rate                 6.58%            5.88%
         Expected dividend yield                 None             None
         Expected lives                       5 years          5 years
         Expected volatility                       64%              64%

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net income (loss) applicable to common stockholders and pro forma net income (loss) per common share would have been:

                                                                                  1998                  1997
                                                                              -------------         -------------
         Net income (loss) earnings applicable to common stockholders:
             As reported                                                      $  (2,701,819)        $     258,889
             Pro forma                                                           (2,761,820)              233,689
         Pro forma basic net income (loss) per share:
             As reported                                                              (0.63)                 0.06
             Pro forma                                                                (0.64)                 0.06

         Because SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Company's two stock option plans at March 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:

                                                   1996                                1997                       1998
                                        ---------------------------        ---------------------------  ---------------------------
                                                         Wtd Avg                            Wtd Avg                      Wtd Avg
                                         Shares          Ex Price           Shares          Ex Price     Shares          Ex Price
                                        -------        ------------        -------        ------------  -------        ------------
Outstanding at beginning of year        220,000        $       2.66        255,000        $       2.79  275,000        $       3.12
Granted                                  35,000                3.63         20,000                7.38       --                  --
                                        -------        ------------        -------        ------------  -------        ------------
Outstanding at end of year              255,000        $       2.79        275,000        $       3.12  275,000        $       3.12
                                        =======        ============        =======        ============  =======        ============
Exercisable at end of year              136,666        $       2.29        190,000        $       2.59  250,000        $       2.87
                                        =======        ============        =======        ============  =======        ============
Weighted average fair value
     of options granted                 $  2.16                            $  4.45                         N/A
                                        =======                            =======                      =======


9.       Class B Senior, Non-Convertible, Redeemable Preferred Stock:

         The Company's certificate of incorporation previously authorized the issuance of 500 shares of Class B senior, non-convertible, redeemable preferred stock. The Class B senior, non-convertible, redeemable preferred stock (Class B preferred stock) was issued to Connecticut Innovations, Inc. in connection with the Development Agreement (see Note 11). The holder of Class B preferred stock was not entitled to receive dividends nor to vote upon any matter submitted to stockholders, except (i) as required by applicable law and (ii) the number of authorized or terms of Class B preferred stock could not be changed without the consent of the holders of all such shares.

         Each share of Class B preferred stock was required to be redeemed by the Company at a redemption price of $1,000 per share ($500,000 at March 31, 1995), to the extent there were legally available funds for such purpose, upon the occurrence of certain events. The Company was required to pay the redemption price in three equal installments due on the third, sixth and ninth month following the redemption event. If sufficient funds were not legally available to redeem all of the shares of Class B preferred stock then due to be redeemed, any and all unredeemed shares were to be carried forward and redeemed to the full extent the Company had funds legally available for such purpose.

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

         Effective December 31, 1995, the Company entered into a new agreement with the holder of the Class B preferred stock whereby the stockholder agreed to surrender all outstanding shares of Class B preferred stock (see Note 11). The Company recorded this surrender net of related expenses, as additional paid-in capital.


10.      Related Party Transactions:

         During the year ended March 31, 1996, the Company borrowed $100,000 from an individual who is a stockholder of the Company. The note bears interest at 8.5% and was due February 15, 1996. This note was convertible, at the holders' option, at any time until the due date into 25,000 shares of the Company's common stock at a conversion price of $4.00 per share. In connection with the borrowing, the Company also issued warrants to purchase up to 25,000 shares of common stock at $4.00 per share. On March 28, 1996, the Company issued 25,000 shares of common stock in satisfaction of this note.

         During the year ended 1997, the Company loaned $40,000 to an officer of the Company. The note requires simple interest at 8.75% per year and the maturity date is September 9, 1998. This loan is included in accounts and notes receivable from stockholders at March 31, 1998 and 1997.

         During the year ended 1998, the Company borrowed $150,000 from a stockholder. The note does not have a stated interest rate or maturity date. This loan is included in Note Payable to Stockholder at March 31, 1998.


11.      Commitments and Contingencies:

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

         In August 1992, the Agreement referred to above was modified and the unpaid reimbursements and royalties, which approximated $500,000, were converted into Class B preferred stock of the Company.

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

         The revised royalty formula contained in the Amended and Restated Development Agreement requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales of the Company cumulatively and provides for minimum payments for each fiscal year as follows:

                                                Total Minimum
                   Fiscal Year              Payments for the Year
                   -----------              ---------------------
                      1999                       $100,000
                      2000                        106,250
                      2001                        125,000
                      2002                        137,500
                      2003                        131,250
                                                 --------
                                                 $600,000
                                                  =======

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

         The Company recorded a net benefit of $89,816 for the year ended March 31, 1996, due to the forgiveness of prior royalties owed under the prior agreement and current agreements. The Company recorded $55,000 and $25,000 as royalty expense for fiscal 1998 and 1997, respectively.

Contingencies -

         The Company is a party to various other legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or future operating results.

         As of March 31, 1998, the Company had a performance bond with a customer requiring the Company to deliver its product and meet the terms of the contract. The Company has issued $150,000 letter of credit backing the performance bond.

Other commitments -

         The Company has a royalty agreement with certain founding stockholders whereby the Company will pay an amount equal to 1% of all the Company's sales (as defined) commencing on the date of a public offering of the Company's common stock. An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under this agreement terminate upon the payment of royalties aggregating $12,000,000. For the years ended March 31, 1998, 1997 and 1996, royalties expensed under this agreement totaled $155,526, $147,567 and $125,332, respectively.

         During fiscal 1998, the Company entered into an agreement related to the development and use of certain inkjet technology. This agreement will require the Company to pay royalties of 1% of inkjet sales up to a maximum of $5,000,000 over the next ten years.

Leases -

         The Company leases its office and manufacturing facility under an operating lease which provides for monthly rental of $27,875 through September 1998 and $30,000 from September 1998 through September 1999. The Company is leasing the facility on a three year agreement through September 30, 1999. Under this agreement, the Company is responsible for paying all operating costs and maintenance. The Company also leases certain office equipment under an operating lease agreement which expires in fiscal year 2001. Lease expense for the years ended March 31, 1998, 1997 and 1996, totaled approximately $374,000, $308,000 and $258,000, respectively. Future minimum rental payments for equipment total $19,000 per year until fiscal year 1999.


12.      Employee Benefit Plans:

         The Company has a defined contribution benefit plan (the Plan) covering substantially all employees of the Company. The Plan is intended to comply with
Section 401(k) of the Internal Revenue Code. Each year eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 15% of compensation or the annual maximum established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the Plan. The Company does not make contributions to the Plan but does pay certain expenses of the Plan.

13.      Significant Customers and Business Concentration:

         Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods are derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During the years ended March 31, 1998, 1997 and 1996, sales to one customer accounted for 21%, 26% and 17% of net sales, respectively.

14.      Subsequent Event

         On July 9, 1998 a purported class action lawsuit was filed against the Company, its President and Chief Financial Officer on behalf of purchasers of the Company's securities during the period August 14, 1997 through and including June 23, 1998. The complaint alleges that the Company, it's President and Chief Financial Officer violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by concealing accounting irregularities which resulted in overstatements of the Company's earnings. The suit seeks compensatory damages plus reimbursement of costs and expenses incurred by the plaintiffs in connection with the complaint. The Company believes the complaint is without merit and will vigorously defend the action.

                           BANK OF BOSTON CONNECTICUT
                             GUNTHER INTERNATIONAL

1. Second Amendment to the Revolving Loan and Security Agreement -- Exhibit
   10.35

2. Second Reaffirmation of Limited Guaranty -- Exhibit 10.36

3. Amended and Restated Pledge Agreement -- Exhibit 10.37

4. Non-exclusive License Agreement By and Between the Hewlett-Packard Company and Gunther International, Incorporated for Envelope Printing Technology -- Exhibit 10.38

5. Power of Attorney -- Exhibit 24.