Form 10KSB/A
period 1998-03-31
GUNTHER INTERNATIONAL LTD
filed 1999-01-14
CIK 913600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1

                                  FORM 10-KSB/A

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________to
         ____________________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $15,084,819.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 5, 1999, based upon the closing sale price of such stock on that date as reported by the National Quotation Bureau, was $2,532,219. The number of shares of the Registrant's Common Stock outstanding as of January 5, 1999 was 4,291,769.

DOCUMENTS INCORPORATED BY REFERENCE.  NONE.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

                                     PART II



Item 6.    Management's Discussion and Analysis or Plan of Operations

          Summary of Recent Events ..........................        1

          Summary Financial Data .............................       2

          Results of Operations ..............................       3

          Liquidity and Capital Resources ....................       4

          Inflation ..........................................       5

          Forward-Looking Statements .........................       5

          Year 2000 ..........................................       5

Item 7.    Financial Statements ..............................       6


                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K....................       7

          Signatures .........................................      10

          Index to Financial statements ......................      F-1



                                       (i)

                  The undersigned registrant hereby amends its Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 to amend Items 6 and 7 of
Part II and Item 13 of Part III, as set forth in this amendment.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

SUMMARY OF RECENT EVENTS

                  On June 23, 1998, the Company announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. As a result, the accompanying financial statements and management's discussion and analysis of financial condition and results of operations include restated results as of and for the years ended March 31, 1997 and 1998. Also, certain amounts were reclassified between selling and administrative expenses, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The effect of the restatement for the year ended March 31, 1997 was to reduce operating results to a net loss of $(1,334,690), or $(0.32) per share, from net income of $258,889, or $0.06 per share. The effect of the restatement for the year ended March 31, 1998 was to decrease the net loss to $(2,632,115), or $(0.61) per share, from a net loss of $(2,701,819), or $(0.63) per share.

         On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction with the Bank of Boston, Connecticut, N.A. (the "Bank"), the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC (the "New Lender"), the proceeds of which have been utilized to restructure and replace the Company's pre-existing senior line of credit, fund a full settlement with the Company's third party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, the New Lender loaned an aggregate of $4.0 million to the Company. At the same time, the Bank reached an agreement with the Estate, which had guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank. The Company's obligations to the Estate are subordinated to the Company's obligations to the New Lender.

The principal balance of the $4.0 million debt is to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, $400,000 on October 1, 1999 and the balance shall be due on October 1, 2003. Interest shall be paid quarterly, at the rate of 8% per annum, beginning January 1, 1999 and continuing until the principal and interest due is paid in full. The debt is secured by a first priority interest in all tangible and intangible property and a secondary interest in patents and trademarks.

To induce the New Lender to enter into the financing transaction, the Company granted the New Lender a stock purchase warrant entitling the New Lender, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share.

In addition, the Company, the New Lender, the Estate and certain shareholders (Park Investment Partners, Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of Gunther stock held by them in favor of (i) that number of persons nominated by the New Lender constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and (iii) one person nominated by Park Investment Partners.

The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by all tangible and intangible personal property of the Company but is subordinated to all rights of the New Lender.

SUMMARY FINANCIAL DATA

         The summary financial data presented below should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere herein.

                                          Year Ended           Year Ended          Year Ended
                                        March 31, 1998       March 31, 1997      March 31, 1996
                                        --------------       --------------      --------------
                                         (As Restated)       (As Restated)
Sales:
   Systems                               $  8,630,103        $  8,716,473        $  8,458,700
   Maintenance                              6,454,716           4,911,794           4,022,562
                                         ------------        ------------        ------------
          Total Sales                      15,084,819          13,628,267          12,481,262
                                         ------------        ------------        ------------
Cost of Sales:
   Systems                                  7,030,092           5,573,323           5,821,526
   Maintenance                              4,771,692           4,088,858           2,826,853
                                         ------------        ------------        ------------
          Total Cost of Sales              11,801,784           9,662,181           8,648,379
                                         ------------        ------------        ------------
Gross Profit                                3,283,035           3,966,086           3,832,883

Operating Expenses:
   Selling and Administrative               5,050,863           4,680,946           4,213,832
   Research and Development                   618,735             435,404             255,243
                                         ------------        ------------        ------------
          Total Operating Expenses          5,669,598           5,116,350           4,469,075
                                         ------------        ------------        ------------
Operating Loss                             (2,386,563)         (1,150,264)           (636,192)


Other Expenses:
   Interest Expense, Net                     (245,552)           (184,426)           (243,363)
                                         ------------        ------------        ------------
Net Loss                                 $ (2,632,115)       $ (1,334,690)       $   (879,555)
                                         ============        ============        ============

Net Loss Per Share                       $      (0.61)       $      (0.32)       $      (0.23)
                                         ============        ============        ============


                                                                 1998               1997
                                                                 ----               ----
                                                             (As Restated)      (As Restated)

Current Assets                                               $ 3,118,386        $ 3,616,493
Total Assets                                                   8,036,929          8,663,040
Current Liabilities                                            7,981,871          5,661,800
Long-Term Debt, less current maturities                        1,884,551          2,213,618
Stockholders' Equity (Deficit)                                (1,829,493)           787,622

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED MARCH 31, 1998
         COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997


         In anticipation of substantial sales increases in fiscal 1998, the Company committed funds to increasing its production and service capacity. During fiscal 1998, order levels were insufficient to fully absorb these cost increases and to provide the necessary cash flow to fund operating needs. In addition, the Company experienced additional production inefficiencies due to uncertain parts deliveries and high levels of overtime needed to complete contracted orders. As a result of the foregoing, the Company realized a net loss of $2,632,000 for fiscal 1998 as compared to a net loss of $1,335,000 for fiscal 1997.

         Systems sales for fiscal year 1998 decreased $86,000, or 1%, from fiscal year 1997. At March 31, 1998 system order backlog, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $4,437,000 as compared to $3,276,000 at March 31, 1997.

         Maintenance sales increased $1,543,000 or 31% from fiscal year 1997 as a result of a larger number of systems under service contract from shipments during the year and inflationary price increases in service contracts between the periods.

         Gross profit decreased to $3,283,000 in fiscal year 1998 from $3,966,000 in fiscal year 1997. The gross margin on systems sales decreased to 19% in fiscal year 1998 from 36% in fiscal year 1997. The decrease in gross margin on system sales is attributable to manufacturing inefficiencies which caused an increase in the labor and overhead cost components for each system. There were also cost increases averaging approximately 4% for materials. The gross margin on maintenance sales increased to 26% in fiscal year 1998 from 17% in fiscal year 1997. The increase in the gross margin percentage was a result of an increase in the number of systems being directly serviced by the Company rather than a third party service provider.

         Selling and administrative expenses increased $370,000, or 8% from fiscal year 1997 to fiscal 1998. The increased costs primarily reflect expenses associated with expanding the sales and marketing staff throughout the year.

         Research and development expenses increased $183,000 from fiscal 1997 to fiscal 1998, primarily due to costs of developing a new inkjet imager.

         Interest expense increased $61,000 during the year. The increase was due to an increased amount of the Company's debt carrying a higher rate of interest than in fiscal 1997.

         FISCAL YEAR ENDED MARCH 31, 1997
         COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

         Systems sales for fiscal 1997 increased $258,000, or 3%, from fiscal 1996. The Company received a substantial number of orders in the fourth quarter of the fiscal year. At March 31, 1997, the systems order backlog, consisting of total order price less revenue recognized to date for all signed orders on hand, was $3,276,000 as compared to $1,085,000 at March 31, 1996.

         Maintenance sales increased $889,000 or 22%, as a result of the larger number of systems in the field and inflationary price increases in maintenance contracts between the periods.

         Gross profit increased to $3,966,000 in fiscal 1997. The gross margin on system sales increased from 34% in fiscal 1996 to 44% in fiscal 1997. The increase in gross margin is due to more efficient use of manufacturing resources. The gross profit percentage on maintenance sales decreased from 30% in fiscal 1996 to 17% in fiscal 1997, reflecting a decrease in requests for special services and multiple shift maintenance which yields a higher gross margin than the services covered by the Company's standard maintenance contract.

        Selling and administrative expenses increased $467,000, or 11%, from fiscal 1996 to fiscal 1997. The increased level of expenses primarily reflects the costs associated with the increased sales staff in fiscal year 1997 over fiscal year 1996.

         Research and development expenses increased $180,000, or 71%, from fiscal 1996 to fiscal 1997. This increase resulted from additional efforts to develop inkjet printing products and faster, more functional document handling equipment.

         Interest expense for fiscal 1997 decreased $59,000, or 24%, from fiscal 1996, decreasing from $243,000 to $184,000. This decrease was directly attributable to one time interest charges in 1996.

         As a result of the foregoing, the Company realized a net loss of $1,335,000 for the fiscal year ended March 31, 1997, as compared to a net loss of $880,000 for the fiscal year ended March 31, 1996.

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

         During the fiscal year ended March 31, 1998, the Company had a positive cash flow from operations of $894,000, compared to a positive cash flow from operations of $149,000 for the fiscal year ended March 31, 1997 and a negative cash flow from operations of $655,000 for the fiscal year ended March 31, 1996. The positive cash flow recorded during fiscal 1998 resulted from, among other things, a $272,000 decrease in accounts receivable, a $935,000 increase in accounts payable and accrued expenses and a $295,000 increase in deferred service contract revenue. The increase in accounts payable primarily relates to increases in amounts due Datacard, the Company's third party service provider, and other service providers.

         Until October 2, 1998, the Company maintained a Revolving Loan and Security Agreement, originally dated as of June 4, 1996 (as amended, the "Revolving Credit Facility"), with an aggregate borrowing capacity of $2,250,000. The Revolving Credit Facility was bifurcated into two separate subfacilities (hereinafter referred to as "Facility A" and "Facility B"). Facility A had a maximum borrowing capacity of $1,750,000 and Facility B had a maximum borrowing capacity of $500,000. As of March 31, 1998, an aggregate of $1,701,169 of indebtedness was outstanding under Facility A. There was no additional borrowing capacity under Facility B as of March 31, 1998.

         In order to induce the Bank to enter into the Revolving Credit Facility, Mr. Harold S. Geneen, then the Chairman of the Board and a stockholder of the Company, agreed to provide the Bank with sufficient cash collateral to secure all borrowings outstanding under Facility A. The borrowings under Facility B were secured by all of the tangible and intangible assets of the Company. Mr. Geneen passed away on November 21, 1997, and his death constituted a technical event of default under the Revolving Credit Facility. The Executors of Mr. Geneen's estate affirmed Mr. Geneen's obligations to the Bank with respect to the Revolving Credit Agreement, and the Bank waived the technical event of default and extended the maturity date of the Revolving Credit Facility to April 1, 1999.

         The Revolving Credit Facility contained several affirmative and negative covenants pursuant to which the Company, among other things, was required to have Operating Profits (as defined in the Revolving Credit Facility). The net loss reported by the Company for the fiscal year ended March 31, 1998 violated these covenants and constituted an event of default under the Revolving Credit Facility.

         As previously discussed, all obligations to the Bank and to the Company's third party service provider were paid in connection with the October 2, 1998 $5.7 million comprehensive financing transaction.

         Except for the financing transaction with the New Lender described above, the Company does not have commitments for outside funding of any kind. The Loan and Security Agreement entered into between the Company and the New Lender also expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the New Lender. The Company must depend, therefore, upon the generation of sufficient internally generated funds to finance its operations during the balance of fiscal 1999 and thereafter. Under the Company's current pricing policy, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer, approximately 40% of the purchase price is received at the time the system is shipped to the customer and the remaining 10% of the purchase price is received approximately 30 days after the delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders. Although there can be no assurance in this regard, management believes that the Company will be able to generate sufficient additional sales to meet the Company's cash needs for the balance of the fiscal year.

INFLATION

         The effect of inflation on the Company has not been significant during the last two fiscal years.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; the continued availability of financing; and the expenses associated with Year 2000 compliance. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

YEAR 2000

         The Company is continuing to assess the potential impact of the Year 2000 on its internal business systems, products and operations. The Company's Year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's products; (iii) contacting key suppliers, vendors and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness. The Company is in the process of testing and evaluating its critical information-technology systems for year 2000 compliance, including its significant computer systems, software applications and related equipment. Important computer systems used by the Company include those used in developing products and in communicating and servicing customers. Important computer systems used in financial and administrative management include the general ledger, inventory control and purchasing. As of the date of this report, the Company believes that substantially all of its internal operating systems are year 2000 compliant. The remaining noncompliant systems are expected to be upgraded or replaced by the end of the fiscal quarter ended June 30, 1999, at which time the Company expects that all of its material information-technology systems will be year 2000 compliant.

None of the Company's products have time sensitive applications. Thus, the Company believes that all of the material products that it currently sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's direction and control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products.

The Company is in the process of identifying and contacting suppliers, vendors and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company is developing and plans to distribute questionnaires relating to year 2000 compliance to its significant suppliers, vendors and customers during the fourth quarter of fiscal 1999. The Company also intends to follow-up and monitor the year 2000 compliance progress of significant suppliers, vendors and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

The Company is currently in the process of evaluating the potential year 2000 impact on its facilities, including its building and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

Estimated Costs to Address the Company's Year 2000 Issues. To date, the costs incurred by the Company in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. The Company does not track internal costs incurred in its year 2000 compliance project. Such costs are principally for related payroll costs for information systems employees.

Contingency Plans. The Company intends to develop a contingency plan that will allow its primary business operations to continue despite potential disruptions due to year 2000 issues. These plans may include identifying and securing other suppliers, increasing inventories and modifying production facilities and schedules. As the Company continues to evaluate year 2000 readiness of its business systems and facilities, products, and significant suppliers, vendors and customers, it will modify and adjust its contingency plan as may be required.

Risks of the Company's Year 2000 Issues. While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations or financial condition. While the Company expects that the remaining upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite the Company's efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to company products that incorporate, or operate using, third-party hardware or software. If any of the Company's significant suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations and financial condition.

ITEM 7.           FINANCIAL STATEMENTS.

         The financial statements required by this item are presented on pages F-1 through F-20 immediately after the signature page of this report.

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

         10.18 First Amendment to the Third Party Product Service Agreement, dated July 2, 1993, between the Company and DataCard. (Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference.)

         10.19 Second Amendment to the Third Party Product Service Agreement, dated February 17, 1994, between the Company and DataCard (filed as Exhibit 10.32 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference.).

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

         10.22 Warrant, dated January 9, 1995, to purchase 13,333 shares of Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

         10.23 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson (filed as
                  Exhibit 10.51 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

         10.24 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Roni Aron Jesselson (filed as Exhibit
                  10.52 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

         10.25 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Jonathan Judah Jesselson (filed as
                  Exhibit 10.53 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

         10.26 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as
                  Exhibit 10.54 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

         10.27 Warrant, dated January 12, 1995, to purchase 13,333 shares of Common Stock issued to Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson (filed as
                  Exhibit 10.55 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference)..

         10.28 Non-exclusive License Agreement between the Company and Bell & Howell (filed as Exhibit 10(.qaii) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.29 Xerox Worldwide Printing Systems Partners Program Partnership Guide dated August 1990 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

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

         10.35 Second Amendment to the Revolving Loan and Security Agreement dated June 26, 1997 (previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB dated July 14, 1998 and incorporated herein by reference).

         10.36    Second Reaffirmation of Limited Guaranty (previously filed as
                  Exhibit 10.36 to the Company's Annual Report on Form 10-KSB dated July 14, 1998 and incorporated herein by reference).

         10.37    Amended and Restated Pledge Agreement (previously filed as
                  Exhibit 10.37 to the Company's Annual Report on Form 10-KSB dated July 14, 1998 and incorporated herein by reference).

         10.38 Non-exclusive License Agreement By and Between the Hewlett-Packard Company and Gunther International Incorporated for Envelope Printing Technology dated May 6, 1997 (previously filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB dated July 14, 1998 and incorporated herein by reference).

         24.1 Power of Attorney pursuant to which the Company's Annual Report on Form 10-KSB dated July 14, 1998 was executed (previously filed as Exhibit 24.1 to the Company's Annual Report on Form 10-KSB dated July 14, 1998 and incorporated herein by reference).

         24.2 Power of Attorney pursuant to which Amendment No. 1 has been executed.


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


                           GUNTHER INTERNATIONAL, LTD.



                                   By:      /s/ Michael M. Vehlies
                                            ----------------------
                                   Michael M. Vehlies
                                   Chief Financial Officer and Treasurer
                                   (On Behalf of the Registrant and as Principal Financial and Accounting Officer)


Date:   January 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signature:                          Title:                                    Date:
----------                          ------                                    -----

/s/ Marc I. Perkins                 Vice Chairman, Chief Executive     January 13, 1999
-------------------                 Officer (Principle Executive
Marc I. Perkins                     Officer)


/s/ Michael M. Vehlies                                                 January 13, 1999
----------------------
Michael M. Vehlies
Attorney-in-Fact for:

J. Kenneth Hickman                  Director                           January 13, 1999
Gerald H. Newman                    Director                           January 13, 1999
Robert Spiegel                      Director                           January 13, 1999
Thomas M. Steinberg                 Director                           January 13, 1999

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

Statements of Stockholders' Equity (Deficit) for the Years Ended
  March 31, 1998, 1997 and 1996                                          F-6

Statements of Cash Flows for the Years Ended March 31, 1998,
  1997 and 1996                                                          F-7

Notes to Financial Statements                                            F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Gunther International, Ltd.:

      We have audited the accompanying balance sheets of Gunther International, Ltd. (the Company) (a Delaware corporation) as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998 (1998 and 1997 restated -- See Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                                ARTHUR ANDERSEN LLP


Hartford, Connecticut
January 6, 1999

                           Gunther International, Ltd.
                                 Balance Sheets
                             March 31, 1998 and 1997

                                                        1998               1997
                                                    -----------        -----------
                                                    (As Restated      (As Restated
                                                      See Note 1)      See Note 1)
Assets
Current Assets:
   Cash                                             $   572,368        $   261,700
   Accounts Receivable, Net                             326,128            598,112
    Costs and Estimated Earnings in Excess of
        Billings on Uncompleted Contracts               861,219          1,403,715
   Inventories                                        1,256,852          1,262,435
   Prepaid Expenses                                      61,819             90,531
   Note Receivable From Stockholder                      40,000                 --
                                                    -----------        -----------
           Total Current Assets                       3,118,386          3,616,493
                                                    -----------        -----------

Property and Equipment:
   Machinery and Equipment                            1,224,856          1,099,208
   Furniture and Fixtures                               249,581            187,294
   Leasehold Improvements                               240,541            229,804
                                                    -----------        -----------
                                                      1,714,978          1,516,306
   Less - Accumulated Depreciation
        and Amortization                               (764,934)          (483,069)
                                                    -----------        -----------
                                                        950,044          1,033,237
                                                    -----------        -----------
Other Assets:
   Excess of Cost Over Fair Value of Net
        Assets Acquired, Net                          3,221,821          3,445,293
   Deferred Preproduction Costs, Net                    622,953            457,189
   Investment, at Lower of Cost or Market                20,000             30,000
   Note Receivable from Stockholder                          --             40,000
   Other                                                103,725             40,828
                                                    -----------        -----------
                                                      3,968,499          4,013,310
                                                    -----------        -----------
                                                    $ 8,036,929        $ 8,663,040
                                                    ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                           Gunther International, Ltd.
                           Balance Sheets (continued)
                             March 31, 1998 and 1997



                                                         1998               1997
                                                     ------------        ------------
                                                     (As Restated        (As Restated
                                                      See Note 1)         See Note 1)
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Notes Payable and Current Maturities of
       Long-Term Debt                                $    514,554        $    401,866
   Accounts Payable                                     2,923,468           2,505,569
   Accrued Expenses                                       996,994             479,043
   Billings in Excess of Costs and Estimated
     Earnings on Uncompleted Contracts                  1,597,789             771,016
   Deferred Service Contract Revenue                    1,799,066           1,504,306
   Note Payable to Stockholder                            150,000                  --
                                                     ------------        ------------
     Total Current Liabilities                          7,981,871           5,661,800
                                                     ------------        ------------

Long-Term Debt, Less Current Maturities                 1,884,551           2,213,618
                                                     ------------        ------------

Commitments and Contingencies (Note 11)

Stockholders' Equity (Deficit):
  Common stock, $.001 Par Value; 16,000,000
    Shares Authorized; 4,291,269 and 4,283,269
    Shares Issued and Outstanding at March 31,
    1998 and 1997, respectively                             4,291               4,283
  Series B Common Stock, $.001 Par Value; 500
    Shares Authorized, Issued and Outstanding
    at March 31, 1998 and 1997                                  1                   1
  Additional Paid-in Capital                           11,390,818          11,375,826
  Accumulated Deficit                                 (13,224,603)        (10,592,488)
                                                     ------------        ------------
     Total Stockholders' Equity (Deficit)              (1,829,493)            787,622
                                                     ------------        ------------
                                                     $  8,036,929        $  8,663,040
                                                     ============        ============


   The accompanying notes are an integral part of these financial statements.

                           Gunther International, Ltd.
                            Statements Of Operations
                For the Years Ended March 31, 1998, 1997 and 1996



                                        1998               1997                 1996
                                    ------------        ------------        ------------
                                    (As Restated        (As Restated
                                     See Note 1)        See Note 1)
Sales:
  Systems                           $  8,630,103        $  8,716,473        $  8,458,700
  Maintenance                          6,454,716           4,911,794           4,022,562
                                    ------------        ------------        ------------
     Total Sales                      15,084,819          13,628,267          12,481,262
                                    ------------        ------------        ------------
Cost of Sales:
  Systems                              7,030,092           5,573,323           5,821,526
  Maintenance                          4,771,692           4,088,858           2,826,853
                                    ------------        ------------        ------------
     Total Cost of Sales              11,801,784           9,662,181           8,648,379
                                    ------------        ------------        ------------
Gross Profit                           3,283,035           3,966,086           3,832,883
                                    ------------        ------------        ------------

Operating Expenses:
  Selling and Administrative           5,050,863           4,680,946           4,213,832
  Research and Development               618,735             435,404             255,243
                                    ------------        ------------        ------------
     Total Operating Expenses          5,669,598           5,116,350           4,469,075
                                    ------------        ------------        ------------
Operating Loss                        (2,386,563)         (1,150,264)           (636,192)

Other Expenses:
  Interest Expense, Net                 (245,552)           (184,426)           (243,363)
                                    ------------        ------------        ------------
Net Loss                            $ (2,632,115)       $ (1,334,690)       $   (879,555)
                                    ============        ============        ============

Net Loss Per Share:
  Basic and Diluted                 $      (0.61)        $     (0.32)       $      (0.23)
                                    ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                           Gunther International, Ltd.
                 Statements of Stockholders' Equity (Deficit)
              For the Years Ended March 31, 1998, 1997 and 1996


                                                                     Series B
                                               Common Stock         Common Stock        Additional
                                             $.001 Par Value       $.001 Par Value        Paid-in     Accumulated
                                             ----------------     -----------------
                                             Shares    Amount     Shares     Amount       Capital       Deficit           Total
                                             ------    ------     ------     ------       -------       -------           -----

Balance, March 31, 1995                    3,596,275   $3,596       500       $ 1       $ 8,884,010   $ (8,378,243)   $   509,364

Conversion of notes payable
  to stockholders to common
  stock                                      203,659      204        --        --           568,956             --        569,160

Private placement of common
  stock                                      333,335      333        --        --           999,667             --      1,000,000

Retirement of Class B senior
  preferred stock                                 --       --        --        --           412,817             --        412,817

Net Loss                                          --       --        --        --                --       (879,555)      (879,555)
                                           ---------   ------       ---       ---       -----------   ------------    -----------

Balance, March 31, 1996                    4,133,269    4,133       500         1        10,865,450     (9,257,798)     1,611,786

Private placement of common
  stock                                      150,000      150        --        --           510,376             --        510,526

Net Loss (As Restated, See Note 1)                --       --        --        --                --     (1,334,690)    (1,334,690)
                                           ---------   ------       ---       ---       -----------   ------------    -----------

Balance, March 31, 1997 (As Restated,
  See Note 1)                              4,283,269    4,283       500         1        11,375,826    (10,592,488)       787,622

Exercise of warrants                           8,000        8        --        --            14,992             --         15,000


Net Loss (As Restated, See Note 1)                --       --        --        --                --     (2,632,115)    (2,632,115)
                                           ---------   ------       ---       ---       -----------   ------------    -----------
Balance, March 31, 1998 (As Restated,
  See Note 1)                              4,291,269   $4,291       500       $ 1       $11,390,818   $(13,224,603)   $(1,829,493)
                                           =========   ======       ===       ===       ===========   ============    ===========



  The accompanying notes are an integral part of these financial statements.

                           Gunther International, Ltd.
                            Statements of Cash Flows
                For the Years Ended March 31, 1998, 1997 and 1996


                                                                     1998               1997               1996
                                                                 -----------        -----------        -----------
                                                                (As Restated       (As Restated
                                                                 See Note 1)        See Note 1)
Cash Flows From operating activities:
  Net loss                                                       $(2,632,115)       $(1,334,690)       $  (879,555)
  Adjustments to reconcile net loss to net
      cash provided by (used for) operating activities:
  Depreciation and amortization                                      681,623            577,663            344,866
  Royalties forgiven                                                      --                 --            (81,084)
  Loss on investment and abandonment of leasehold
      improvements                                                    10,000             39,319                 --
  Decrease (increase) in accounts receivable, net                    271,984            588,970           (545,685)
  Decrease in inventories, net                                         5,583             49,972            503,480
  (Increase) decrease in prepaid expenses and other assets           (43,350)           (26,313)           117,182
  (Increase) decrease in accounts and notes receivable
     from stockholder                                                     --            (20,823)            73,762
  Increase in accounts payable and accrued expenses                  935,850            438,972            410,854
  Increase (decrease) in deferred service contract revenue           294,760            380,278            (52,777)
  (Increase) decrease in billings in excess of costs and
     estimated earnings, net                                       1,369,269           (544,426)          (546,539)
                                                                 -----------        -----------        -----------
         Net cash provided by (used for)
           operating activities                                      893,604            148,922           (655,496)
                                                                 -----------        -----------        -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                               (198,672)          (633,566)          (207,179)
  Increase in deferred preproduction costs                          (332,885)          (201,525)          (280,202)
                                                                 -----------        -----------        -----------
         Net cash used for investing activities                     (531,557)          (835,091)          (487,381)
                                                                 -----------        -----------        -----------

Cash Flows From Financing Activities:
  Proceeds from notes payable and long-term debt                     171,515          2,217,729          1,030,114
  Repayments of notes payable and long-term debt                    (237,894)        (2,233,279)          (813,014)
  Decrease (increase) in restricted cash and
    short-term investments                                                --            325,834            (25,834)
  Net proceeds from sale of common stock and
    warrants                                                          15,000            510,526          1,000,000
  Closing costs in connection with conversion of
    notes payable to common stock and retirement
    of Class B preferred stock                                            --                 --           (229,926)
                                                                 -----------        -----------        -----------
         Net cash provided by (used for)
             financing activities                                    (51,379)           820,810            961,340
                                                                 -----------        -----------        -----------
Net Increase (Decrease) in Cash                                      310,668            134,641           (181,537)
Cash, beginning of year                                              261,700            127,059            308,596
                                                                 -----------        -----------        -----------
Cash, end of year                                                $   572,368        $   261,700        $   127,059
                                                                 ===========        ===========        ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                         $   220,123        $   280,967        $   169,223
  Cash paid for income taxes                                              --                 --             12,700
  Common stock issued for notes payable and
    accrued interest                                                      --                 --            711,903
  Retirement of Class B Preferred Stock                                   --                 --            500,000


  The accompanying notes are an integral part of these financial statements.

                           GUNTHER INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1998 AND 1997

1.       Restatement:

         On June 23, 1998, Gunther International, Ltd. (the "Company") announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. As a result, the Company's financial statements as of and for the years ended March 31, 1997 and 1998 have been restated. Also, certain amounts were reclassified between selling and administrative, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The effect of the restatement for the year ended March 31, 1997 was to reduce operating results to a net loss of $(1,334,690), or $(0.32) per share from a net income of $258,889, or $0.06 per share. The effect of the restatement for the year ended March 31, 1998 was to decrease the net loss to $(2,632,115), or $(0.61) per share, from a net loss of $(2,701,819), or $(0.63) per share.

2.       Business:

         The Company designs, develops, assembles, markets and services high speed systems that automatically assemble printed documents, fold, staple or bind the documents and insert completed documents into appropriate envelopes for mailing or other distribution. The Company was incorporated in Delaware in 1978 and currently operates from its facilities located in Norwich, Connecticut.

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

         At March 31, 1998, the Company has net operating loss carryforwards of approximately $10,649,000 available to be applied against both future federal and state taxable income. The federal and state loss carryforwards expire at various dates from 1999 through 2012.

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

Net income (loss) per share -

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share (EPS)", which established new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Accordingly all earnings per share data presented is in accordance with SFAS No. 128.

         For purposes of computing basic and diluted EPS, weighted average common shares for fiscal 1998, 1997 and 1996 were 4,288,380, 4,220,769 and
3,897,367, respectively.

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

Recently issued accounting standards -

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures for each segment of an enterprise that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997 and earlier application is encouraged. The Company is evaluating how it will implement SFAS No. 131.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organizational costs to be expensed as incurred. Initial application of SOP 98-5 will be reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this standard will require the Company to expense any deferred preproduction costs as of the adoption date. Had this SOP been adopted as of April 1, 1997, the Company would have reported a loss before the cumulative effect of this change in accounting of $2,797,879 or $0.65 per share.

4.       Inventories:

         Inventories consist of the following:

                                                     1998               1997
                                                 -----------        -----------
         Raw materials                           $ 1,349,301        $ 1,261,274
         Work-in-process                              76,483            101,161
                                                 -----------        -----------
                                                   1,425,784          1,362,435

         Less:  Valuation reserve                   (168,932)          (100,000)
                                                 -----------        -----------
                                                 $ 1,256,852        $ 1,262,435
                                                 ===========        ===========


5.       Costs and Estimated Earnings on Uncompleted Contracts:

         The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts as of March 31, 1998 and 1997:

                                                        1998            1997
                                                    -----------     -----------
         Costs incurred on uncompleted contracts    $ 3,252,164     $ 2,496,666
         Estimated earnings                           2,381,249       2,180,561
                                                    -----------     -----------
                                                      5,633,413       4,677,227

         Less:  Billings to date                     (6,369,983)     (4,044,528)
                                                    -----------     -----------
                                                    $  (736,570)    $   632,699
                                                    ===========     ===========
         Included in the accompanying balance
           sheets under the following captions:

         Costs and estimated earnings in excess
           of billings on uncompleted contracts     $   861,219     $ 1,403,715

         Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                 (1,597,789)       (771,016)
                                                    -----------     -----------
                                                    $  (736,570)    $   632,699
                                                    ===========     ===========

6.       Financing Arrangements:

         Notes payable and long-term debt at March 31, 1998 and 1997 consisted of the following:

                                                                                1998           1997
                                                                            -----------    -----------
         Line of credit, maximum of $350,000 (see below)                    $   350,000    $   500,000

         Line of credit, maximum of $1,750,000 (see below)                    1,701,169      1,701,169

         Note payable to a vendor, bearing interest at prime plus 1%, payable in monthly installments of interest only until
             September 30, 1995 and then equal quarterly principal
             installments of $35,541 plus interest, through June 30,
             1998, unsecured                                                    284,335        319,876

         Note payable to a vendor, non-interest bearing, payable
             beginning September 1, 1995 from revenues on
             maintenance contracts, unsecured                                        --         41,668

         Note payable to a bank, bearing interest at 10.5%, payable in monthly installments of $405 of principal and interest, due
             October 1997, secured by investment                                 25,325         27,405

         Other                                                                   38,276         25,366
                                                                            -----------    -----------
                                                                              2,399,105      2,615,484
         Less: Short-term notes payable and current maturities of long-
             term debt                                                         (514,554)      (401,866)
                                                                            -----------    -----------
                                                                            $ 1,884,551    $ 2,213,618
                                                                            ===========    ===========

         As of March 31, 1998, maturities of notes payable and long-term debt, during the next five years were as follows:

                                     Fiscal year
                                  Ending March 31,                   Amount
                                  ----------------                   ------
                                        1999                        $  514,554
                                        2000                         1,016,220
                                        2001                            30,370
                                        2002                             2,457
                                        2003                                --

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

         The Company, at March 31, 1998, was in default of these lines of credit for noncompliance with the net operating income covenants contained in the agreement. In addition, the Company was in default on the note payable to a vendor for nonpayment.

         As discussed in the following paragraphs, subsequent to March 31, 1998, certain current maturities of long-term debt were refinanced on a long-term basis. Therefore, these amounts have been classified as long-term in the accompanying financial statements.

         On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction by and among the Bank of Boston, Connecticut, N.A. (the "Bank") the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC (the "New Lender"), the proceeds of which have been utilized to restructure and replace the Company's pre-existing senior line of credit, fund a full settlement with the Company's third party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, the New Lender loaned an aggregate of $4.0 million to the Company. At the same time, the Bank reached an agreement with the Estate, which guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank. The Company's obligations to the Estate are completely subordinated to the Company's obligations to the New Lender. In addition, approximately $1.4 million of the new financing was utilized to pay a major vendor all amounts that were due for performing maintenance on Company systems.

         The principal balance of the $4.0 million debt is to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, $400,000 on October 1, 1999 and the balance shall be due on October 1, 2003. Interest shall be paid quarterly, at the rate of 8% per annum beginning January 1, 1999 and continuing until the principal and interest due is paid in full. The debt is secured by a first priority interest in all tangible and intangible (excluding patents and trademarks) personal property and a secondary interest in patents and trademarks.

         To induce the New Lender to enter into the financing transaction, the Company granted the New Lender a stock purchase warrant entitling the New Lender, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share.

         In addition, the Company, the New Lender, the Estate and other shareholders (Park Investment Partners, Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of Gunther stock held by them in favor of (i) that number of persons nominated by the New Lender constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and (iii) one person nominated by Park Investment Partners.

         The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by a security interest in all tangible and intangible personal property and is subordinated to all rights of the New Lender.


         7.       Capital Stock and Equity:

         The Company has authorized two classes of stock; common stock and Series B common stock. Both classes of stock have voting rights. The holders of Series B common stock are entitled to elect the number of directors of the Company equal to one more than one half of the total number of directors comprising the Company's Board of Directors through December 1998. See Note 6 for new voting agreement.

         In 1993, the Company sold 1,000,000 units, comprised of one share of common stock and one warrant, to purchase common stock in its initial public offering. In addition, the underwriters exercised their option to purchase an additional 150,000 units in 1994. The warrants issued in connection with the sale of the units originally entitled the holders to purchase one share of common stock for $6.00 per share and may be exercised at any time between December 1994 and December 1997. During fiscal 1998, the expiration date was extended to December 1998, at which time they expired.

         Also, in connection with the offering, the Company sold to the underwriters, for nominal consideration, the "Underwriters' Warrants". These warrants entitled the holders to purchase 100,000 units (one share of common stock and one warrant to purchase one share of common stock) at an exercise price of $7.50 per unit, subject to adjustment in certain events. The Underwriters' Warrants were non-callable and expired in December, 1998.

         As of March 31, 1998, the Company had outstanding 156,666 warrants to purchase one share of the Company's common stock for $4.00 per share. These Warrants expired in December 1998. During fiscal year 1996, the Company also issued 25,000 warrants to purchase one share of common stock for $4.00 per share in connection with a note payable to a stockholder (see Note 10). These warrants expire in August 2000.

         In connection with the Acquisition (see Note 2), the Company issued warrants to certain individuals who provided interim financing to the Company. Under the terms of this financing, the noteholders received Class A voting convertible preferred stock at a price of $.75 per share and warrants to purchase 43,067 shares of common stock at a price of $1.88 per share. These warrants remained outstanding at March 31, 1997. During 1998, 8,000 shares were issued in connection with the exercise of these warrants. The remaining warrants expired on September 4, 1998.

         In connection with the October 2, 1998 $5.7 million comprehensive financing transaction, additional warrants were issued (see Note 6).

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

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss applicable to common stockholders and pro forma net loss per common share would have been:

                                                                                   1998                1997                1996
                                                                                   ----                ----                ----
         Net loss applicable to common stockholders:
             As reported                                                       $(2,632,115)        $(1,334,690)          $(879,555)
             Pro forma                                                          (2,692,116)         (1,359,890)           (879,555)
         Pro forma basic net loss per share:
             As reported                                                             (0.61)              (0.32)              (0.23)
             Pro forma                                                               (0.61)              (0.32)              (0.23)

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

         A summary of the status of the Company's two stock option plans at March 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table below:

                                           1996                   1997                1998
                                   -------------------    -------------------  ------------------
                                              Wtd Avg                Wtd Avg             Wtd Avg
                                    Shares    Ex Price     Shares    Ex Price   Shares   Ex Price
                                    ------    --------     ------    --------   ------   --------
Outstanding at beginning of year    220,000    $2.66       255,000    $2.79    275,000    $3.12
Granted                              35,000     3.63        20,000     7.38         --       --
                                   --------    -----      --------    -----    -------    -----
Outstanding at end of year          255,000    $2.79       275,000    $3.12    275,000    $3.12
                                   ========    =====      ========    =====    =======    =====
Exercisable at end of year          136,666    $2.29       190,000    $2.59    250,000    $2.87
                                   ========    =====      ========    =====    =======    =====
Weighted average fair value
     of options granted            $   2.16               $   4.45                 N/A
                                   ========               ========             =======


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


10.      Related Party Transactions:

         During the year ended March 31, 1996, the Company borrowed $100,000 from an individual who is a stockholder of the Company. The note bears interest at 8.5% per annum and was due February 15, 1996. This note was convertible, at the holders' option, at any time until the due date into 25,000 shares of the Company's common stock at a conversion price of $4.00 per share. In connection with the borrowing, the Company also issued warrants to purchase up to 25,000 shares of common stock at $4.00 per share. On March 28, 1996, the Company issued 25,000 shares of common stock in satisfaction of this note.

         During the year ended 1997, the Company loaned $40,000 to an officer of the Company. The note requires simple interest at 8.75% per annum and the maturity date is September 9, 1998. This loan is included in accounts and notes receivable from stockholders at March 31, 1998 and 1997.

         During the year ended 1998, the Company borrowed $150,000 from a stockholder. The note does not have a stated interest rate or maturity date. This loan is included in Note Payable to Stockholder at March 31, 1998.

         See Note 6 for related party participation in the October 2, 1998 $5.7 million comprehensive financing transaction.

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

         The revised royalty formula contained in the Amended and Restated Development Agreement requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales of the Company cumulatively and provides for minimum payments for each fiscal year as follows:

                                                         Total Minimum
                              Fiscal Year            Payments for the Year
                              -----------            ---------------------
                                1999                       $100,000
                                2000                        106,250
                                2001                        125,000
                                2002                        137,500
                                2003                        131,250
                                                           --------
                                                           $600,000
                                                           ========

         If, during any quarter, the royalty computation does not exceed the minimum payment derived from the foregoing table, the minimum payment would be made instead of the actual computed royalty amount. CII continues to have a security interest in all of the Company's patents, trademarks and other assets as collateral for the payment of the royalty obligations, but CII has agreed to subordinate its security interest (except for its security interest in patents and trademarks) in the event that the Company enters into a financing arrangement with an institutional lender. CII agreed to subordinate its security interest in all tangible and intangible personal property to the New Lender. See Note 6.

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

         On August 12, 1998, a second purported class action was filed against the Company, James H. Whitney and Frederick W. Kolling, III asserting similar claims under the federal securities laws. The second action also was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff Mr. Mark Abrams for the same class period.

         On January 4, 1999, the Court consolidated the two actions into one. The court also granted the plaintiffs until February 18, 1999 in which to file an amended complaint. The defendants, including the Company, were given 45 days after the filing of the amended complaint in which to file a response.

         The present complaints allege that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section (10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The prayers for relief request compensatory damages and reimbursement of the reasonable costs and expenses, including attorney's fees and expert fees, incurred in connection with the action.

         Although the Company believes the claims are without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

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


13.      Significant Customers and Business Concentration:

         Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods are derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During the years ended March 31, 1998, 1997 and 1996, sales to one customer accounted for 21%, 28% and 17% of net sales, respectively.