Form 10QSB
period 1998-06-30
GUNTHER INTERNATIONAL LTD
filed 1999-01-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended June 30, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from __________ to __________

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

                YES    [ ]                NO  [X]

The number of shares of the Registrant's Common stock outstanding as of December 29, 1998 was 4,291,269. The number of shares of the Registrant's Series B Common Stock outstanding as of December 29, 1998 was 500.

Transitional Small Business Disclosure Format (check one):

                YES    [ ]                NO  [X]

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                           Page
                                                                           ----

                   PART I - CONDENSED FINANCIAL INFORMATION

Item 1.         Financial Statements

                     Condensed Balance Sheets as of June 30, 1998
                          and March 31, 1998                               3

                     Condensed Statements of Operations for the three
                          months ended June 30, 1998 and 1997              4

                     Condensed Statements of Cash Flows for the three
                          months ended June 30, 1998 and 1997              5

                     Notes to Condensed Financial Statements               6-7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8-12


                           PART II - OTHER INFORMATION

Item 2.         Legal proceedings                                          13

Item 3.         Defaults Upon Senior Securities                            13

Item 6.         Exhibits and Reports on Form 8-K                           13

Signatures                                                                 14

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           Gunther International, Ltd.
                            Condensed Balance Sheets
                        June 30, 1998 and March 31, 1998


                                                               June 30, 1998      March 31, 1998
                                                               -------------      --------------
                                                                (Unaudited)        (As Restated)
                                                                                   (See Note 1)
Assets
Current Assets:
     Cash                                                      $    157,682        $    572,368
     Accounts receivable, net                                     1,113,902             326,128
     Costs and estimated earnings in excess
          of billings on uncompleted contracts                      547,339             861,219
     Inventories                                                  1,198,581           1,256,852
     Prepaid expenses                                                45,793              61,819
     Note receivable from stockholder                                    --              40,000
                                                               ------------        ------------
          Total current assets                                    3,063,297           3,118,386
                                                               ------------        ------------

Property and Equipment:
    Machinery and equipment                                       1,243,224           1,224,856
     Furniture and fixtures                                         265,783             249,581
     Leasehold improvements                                         247,643             240,541
                                                               ------------        ------------
                                                                  1,756,650           1,714,978
     Less - accumulated depreciation and
          amortization                                             (840,841)           (764,934)
                                                               ------------        ------------
                                                                    915,809             950,044
                                                               ------------        ------------
 Other Assets:
     Excess of costs over fair value of net
          assets acquired, net                                    3,165,955           3,221,821
     Deferred preproduction costs, net                                   --             622,953
    Other                                                           116,154             123,725
                                                               ------------        ------------
                                                                  3,282,109           3,968,499
                                                               ------------        ------------
                                                               $  7,261,215        $  8,036,929
                                                               ============        ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Notes payable and current maturities of
         long-term debt                                        $    612,001        $    514,554
    Accounts payable                                              2,617,695           2,923,468
    Accrued expenses                                              1,096,165             996,994
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                        2,691,585           1,597,789
    Deferred service contract revenue                             1,480,042           1,799,066
    Note payable to stockholder                                     150,000             150,000
                                                               ------------        ------------
        Total current liabilities                                 8,647,488           7,981,871
                                                               ------------        ------------

Long-term debt, less current maturities                           1,723,290           1,884,551
                                                               ------------        ------------

Contingencies (Note 4)

Stockholders' Equity (Deficit):
    Common stock, $.001 par value; 16,000,000
         shares authorized; 4,291,269 shares issued and
         outstanding at June 30, 1998 and March 31, 1998              4,291               4,291
    Series B Common stock, $.001 par value; 500 shares
         authorized issued and outstanding                                1                   1
    Additional paid-in capital                                   11,390,818          11,390,818
    Accumulated deficit                                         (14,504,673)        (13,224,603)
                                                               ------------        ------------
        Total Stockholders' Equity (Deficit)                     (3,109,563)         (1,829,493)
                                                               ------------        ------------
                                                               $  7,261,215        $  8,036,929
                                                               ============        ============


         See accompanying notes to the Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Operations
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                 June 30, 1998      June 30, 1997
                                                 -------------      -------------
                                                                    (As Restated)
                                                                    (See Note 1)
Sales:
   Systems                                       $ 1,966,858        $   978,178
   Maintenance                                     2,157,871          1,513,084
                                                 -----------        -----------
        Total sales                                4,124,729          2,491,262
                                                 -----------        -----------

Cost of sales:
   Systems                                         1,832,018          1,212,044
   Maintenance                                     1,435,119          1,090,460
                                                 -----------        -----------
        Total cost of sales                        3,267,137          2,302,504
                                                 -----------        -----------
Gross profit                                         857,592            188,758
                                                 -----------        -----------

Operating expenses:
   Selling and marketing                             670,225            467,777
   Research and development                          203,440            116,981
   General and administrative                        536,034            450,154
                                                 -----------        -----------
       Total operating expenses                    1,409,699          1,034,912
                                                 -----------        -----------

Operating loss                                      (552,107)          (846,154)
   Interest expense, net                            (105,010)           (51,276)
                                                 -----------        -----------
Loss before cumulative effect of
   change in accounting principle                   (657,117)          (897,430)
   Cumulative effect of accounting change           (622,953)                --
                                                 -----------        -----------
Net loss                                         $(1,280,070)       $  (897,430)
                                                 ===========        ===========

Basic and Diluted Loss per share:
Loss before cumulative effect of
   change in accounting principle                $     (0.15)       $     (0.21)
Cumulative effect of accounting change                 (0.15)                --
                                                 -----------        -----------
    Loss per share                               $     (0.30)       $     (0.21)
                                                 ===========        ===========

Weighted average number of common
     shares outstanding                            4,291,269          4,283,269
                                                 ===========        ===========



           See accompanying notes to Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
                For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                             June 30,            June 30,
                                                                               1998               1997
                                                                             --------         -------------
                                                                                              (As Restated)
                                                                                              (See Note 1)
Cash flows from operating activities:
      Net loss                                                             $(1,280,070)       $  (897,430)
         Adjustments to reconcile net loss to net cash provided by
             (used for) operating activities:
         Depreciation and amortization                                         134,064            153,042
         Provision for doubtful accounts                                        40,000                 --
         Cumulative effect of accounting change                                622,953                 --
         Changes in operating assets and liabilities:
            Increase in accounts receivable                                   (787,774)          (167,219)
            Decrease (increase) in inventories                                  58,271           (505,720)
            Decrease (increase) in prepaid expenses                             16,026             (4,400)
            Increase (decrease) in accounts payable                           (305,773)           728,741
            Increase (decrease) in accrued expenses                             99,171            (84,944)
            Increase (decrease) in deferred service contract revenue          (319,024)           153,702
            Increase in billings in excess of costs and
               estimated earnings on uncompleted contracts, net              1,407,676            720,048
                                                                           -----------        -----------
               Net cash provided by (used for) operating activities           (314,480)            95,820
                                                                           -----------        -----------

Cash flows from investing activities:
      Acquisitions of property and equipment                                   (41,672)           (60,776)
      Preproduction costs and other assets                                     (14,720)           (86,410)
      Proceeds from sale of investment                                          20,000                 --
                                                                           -----------        -----------
              Net cash used for investing activities                           (36,392)          (147,186)
                                                                           -----------        -----------

Cash flows from financing activities:
      Repayment of notes payable and long-term debt                            (63,814)           (26,656)
                                                                           -----------        -----------
Net decrease in cash                                                          (414,686)           (78,022)
Cash, beginning of period                                                      572,368            261,700
                                                                           -----------        -----------
Cash, end of period                                                        $   157,682        $   183,678
                                                                           ===========        ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                               $    51,522        $    61,911
      Cash paid for income taxes                                                10,000                 --



           See accompanying notes to Condensed Financial Statements.

                           Gunther International Ltd.
                     Notes to Condensed Financial Statements

1. Restatement:

On June 23, 1998, the Company announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. As a result, the accompanying financial statements and management's discussion and analysis of financial condition and results of operations include restated results for the three months ended June 30, 1997 and a restated balance sheet as of March 31, 1998. Also, certain amounts were reclassified between selling and administrative expenses, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The following represents the restated quarterly amounts for each quarter in the fiscal year ended March 31, 1998.

                                                               Quarter Ended
                                    ------------------------------------------------------------------------         Year Ended
                                      June 30,          September 30,       December 31,          March 31,           March 31,
                                        1997                1997                1997                1998                1998
                                    ------------        ------------        ------------        ------------        ------------
                                                                  (As restated)                                     (As restated)
                                                                   (Unaudited)
Sales:
   Systems                          $    978,178        $  1,317,264        $  2,383,776        $  3,950,885        $  8,630,103
   Maintenance                         1,513,084           1,576,307           1,630,288           1,735,037           6,454,716
                                    ------------        ------------        ------------        ------------        ------------
       Total Sales                     2,491,262           2,893,571           4,014,064           5,685,922          15,084,819
                                    ------------        ------------        ------------        ------------        ------------

Cost of Sales:
   Systems                             1,212,044           1,440,406           1,613,265           2,764,377           7,030,092
   Maintenance                         1,090,460           1,159,150           1,231,010           1,291,072           4,771,692
                                    ------------        ------------        ------------        ------------        ------------
   Total Cost of Sales                 2,302,504           2,599,556           2,844,275           4,055,449          11,801,784
                                    ------------        ------------        ------------        ------------        ------------
Gross Profit                             188,758             294,015           1,169,789           1,630,473           3,283,035
                                    ------------        ------------        ------------        ------------        ------------

Operating expenses:
  Selling and marketing                  467,777             391,772             766,322             686,015           2,311,886
  Research and development               116,981             172,004             209,717             120,033             618,735
  General and administrative             450,154             638,609             756,543             893,671           2,738,977
                                    ------------        ------------        ------------        ------------        ------------
     Total operating expenses          1,034,912           1,202,385           1,732,582           1,699,719           5,669,598
                                    ------------        ------------        ------------        ------------        ------------

Operating loss                          (846,154)           (908,370)           (562,793)            (69,246)         (2,386,563)
   Interest expense, net                 (51,276)            (53,298)            (47,991)            (92,987)           (245,552)
                                    ------------        ------------        ------------        ------------        ------------
Net loss                            $   (897,430)       $   (961,668)       $   (610,784)       $   (162,233)       $ (2,632,115)
                                    ============        ============        ============        ============        ============

Net loss per share                  $      (0.21)       $      (0.22)       $      (0.14)       $      (0.04)       $      (0.61)
                                    ============        ============        ============        ============        ============

Net income (loss)
   as previously reported           $   (227,580)       $     43,778        $    125,026        $ (2,643,043)       $ (2,701,819)
                                    ============        ============        ============        ============        ============


2. Accounting Change:

In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The effect of the change in accounting principle was to increase the net loss for the three months ended June 30, 1998 by approximately $620,000, or $0.15 per share.

3. Basis of  Presentation:

In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles and contain all adjustments (consisting of only normal recurring adjustments except as described in Note 1) necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1998. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

4. Contingencies:

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

Among other things, the complaints allege that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The prayers for relief request compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees and expert fees, incurred in connection with the action.

Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

5. Subsequent Event:

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

Long-term debt in the accompanying financial statements includes current maturities of long-term debt as of June 30, 1998 which were refinanced on a long-term basis with the above described October 2, 1998 comprehensive refinancing agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On June 23, 1998, the Company announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. As a result, the accompanying financial statements and management's discussion and analysis of financial condition and results of operations include restated results for the three months ended June 30, 1997 and a restated balance sheet as of March 31, 1998. Also, certain amounts were reclassified between selling and administrative expenses, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The following represents the restated quarterly amounts for each quarter in the fiscal year ended March 31, 1998.

                                                               Quarter Ended
                                    ------------------------------------------------------------------------         Year Ended
                                      June 30,          September 30,       December 31,          March 31,           March 31,
                                        1997                1997                1997                1998                1998
                                    ------------        ------------        ------------        ------------        ------------
                                                                  (As restated)                                     (As restated)
                                                                   (Unaudited)
Sales:
   Systems                          $    978,178        $  1,317,264        $  2,383,776        $  3,950,885        $  8,630,103
   Maintenance                         1,513,084           1,576,307           1,630,288           1,735,037           6,454,716
                                    ------------        ------------        ------------        ------------        ------------
       Total Sales                     2,491,262           2,893,571           4,014,064           5,685,922          15,084,819
                                    ------------        ------------        ------------        ------------        ------------

Cost of Sales:
   Systems                             1,212,044           1,440,406           1,613,265           2,764,377           7,030,092
   Maintenance                         1,090,460           1,159,150           1,231,010           1,291,072           4,771,692
                                    ------------        ------------        ------------        ------------        ------------
   Total Cost of Sales                 2,302,504           2,599,556           2,844,275           4,055,449          11,801,784
                                    ------------        ------------        ------------        ------------        ------------
Gross Profit                             188,758             294,015           1,169,789           1,630,473           3,283,035
                                    ------------        ------------        ------------        ------------        ------------

Operating expenses:
  Selling and marketing                  467,777             391,772             766,322             686,015           2,311,886
  Research and development               116,981             172,004             209,717             120,033             618,735
  General and administrative             450,154             638,609             756,543             893,671           2,738,977
                                    ------------        ------------        ------------        ------------        ------------
     Total operating expenses          1,034,912           1,202,385           1,732,582           1,699,719           5,669,598
                                    ------------        ------------        ------------        ------------        ------------

Operating loss                          (846,154)           (908,370)           (562,793)            (69,246)         (2,386,563)
   Interest expense, net                 (51,276)            (53,298)            (47,991)            (92,987)           (245,552)
                                    ------------        ------------        ------------        ------------        ------------
Net loss                            $   (897,430)       $   (961,668)       $   (610,784)       $   (162,233)       $ (2,632,115)
                                    ============        ============        ============        ============        ============

Net loss per share                  $      (0.21)       $      (0.22)       $      (0.14)       $      (0.04)       $      (0.61)
                                    ============        ============        ============        ============        ============

Net income (loss)
   as previously reported           $   (227,580)       $     43,778        $    125,026        $ (2,643,043)       $ (2,701,819)
                                    ============        ============        ============        ============        ============

In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The effect of the change in accounting principle was to increase the net loss for the three months ended June 30, 1998 by approximately $620,000, or $0.15 per share.

RESULTS OF OPERATIONS

Sales: The Company's sales are derived from the sale of systems, which includes new systems and upgrades to existing systems, and related maintenance. Total sales for the three months ended June 30, 1998 were $4.1 million, an increase of 66% over the comparable period of the prior year. Systems sales for the three months ended June 30, 1998 were $2.0 million, an increase of 101% over the comparable period of the prior year. The increase in system sales was primarily due to more systems in progress and an increase in sales from upgrades to existing systems during the three months ended June 30, 1998 as compared to the comparable period of the prior year. Maintenance sales for the three months ended June 30, 1998 were $2.2 million, an increase of 46% over the comparable period of the prior year. The increase in maintenance sales was primarily due to an increase in the number of systems being serviced and an increase in service requests outside of contracted maintenance agreements, including the moving of systems and client requested maintenance support during unusually high volume periods.

Gross profit: Gross profit as a percentage of total sales for the three months ended June 30, 1998 increased to 21% from 8% for the comparable period of the prior year. Gross profit as a percentage of systems sales for the three months ended June 30, 1998 increased to 7% from negative 24% for the comparable period of the prior year. The increase in the gross profit percentage was a result of more systems in progress during the three months ended June 30, 1998 as compared to the comparable period of the prior year resulting in less indirect manufacturing overhead costs being allocated to each system. The low gross profit percentages in both periods were the result of indirect manufacturing overhead costs that were not absorbed by systems in progress during the periods, which was not readily apparent due to the accounting issues described above. During the three months ended June 30, 1998, job cost estimates were revised upward for an increase in indirect manufacturing costs and the result was to recognize less revenues than anticipated on certain systems in progress that were begun in the previous fiscal year. As new system orders are introduced to the manufacturing cycle and the Company has more accurate financial data, the gross profit as a percentage of sales is expected to increase. Gross profit as a percentage of maintenance sales for the three months ended June 30, 1998 increased to 33% from 28% for the comparable period of the prior year. The increase in the gross profit percentage resulted from an increase in the number of systems being directly serviced by the Company rather than a third party service provider. The Company will be assuming the maintenance services on predominantly all current and future maintenance contracts. By assuming the maintenance services, management believes gross profit as a percentage of maintenance sales will increase by eliminating certain duplicate costs associated with the Company and the third party service provider. An increase in the maintenance gross profit margin from the transition of maintenance services is not expected to result until the first quarter of fiscal 2000. The transition of maintenance services is to begin on April 1, 1999 and be completed by March 31, 2000. During the fourth quarter of fiscal 1999, the Company expects to incur certain costs to build a service department infrastructure, including the hiring of additional support personnel, while still incurring costs from the third party service provider. These costs are currently expected to total between $120,000 and $180,000 for the quarter.

Operating Expenses: Operating expenses include selling and marketing, research and development, and general and administrative expenses.

Selling and marketing expenses, as a percentage of total revenues, for the three months ended June 30, 1998 and 1997, were 16% and 9%, respectively. For the three months ended June 30, 1998, these expenses increased by 43% to $670,000 from $468,000 for the three months ended June 30, 1997. The increase was primarily due to an increase in commissions as a result of a higher sales volume and an increase in the number of sales personnel.

Research and development expenses, as a percentage of total revenues, for the three months ended June 30, 1998 and 1997, were 5% and 5%, respectively. For the three months ended June 30, 1998, these expenses increased by 74% to $203,000 from $117,000 for the three months ended June 30, 1997. The primary focus of the research and development in the three months ended June 30, 1998 was the continued development of the Inc.jet Imager and the Series III system. Both products were available for general release in the third quarter of fiscal 1999.

General and administrative expenses, as a percentage of total revenues, for the three months ended June 30, 1998 and 1997, were 13% and 8%, respectively. For the three months ended June 30, 1998, these expenses increased by 19% to $536,000 from $450,000 for the three months ended June 30, 1997, primarily due to an increase in royalties and professional services.

Interest expense, net: Interest expense, net, increased to $105,000 in the three months ended June 30, 1998 from $51,000 in the three months ended June 30, 1997 primarily due to the interest on past due invoices to the third party service provider. The obligations were paid in full during the third quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve profitability. Historically, the Company has derived liquidity through system and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities.

During the three months ended June 30, 1998, the Company had a negative cash flow from operations of $314,000, compared to a positive cash flow from operations of $96,000 for the three months ended June 30, 1997. The decrease in the cash flow from operations is primarily related to the decrease in accounts payable as outstanding accounts payable resulting from prior cash shortages were paid.

During the three months ended June 30, 1998 and 1997, the Company used cash for investing activities of $36,000 and $147,000, respectively, to purchase machinery and equipment and in 1997 to facilitate the further development of product enhancements.

During the three months ended June 30, 1998 and 1997, the Company used cash for financing activities of $64,000 and $27,000, respectively, to pay down long-term debt. As of June 30, 1998, the Company was in default under the Revolving Loan and Security Agreement, originally dated as of June 4, 1996 (as amended, the "Revolving Credit Facility"), between the Company and the Bank of Boston, Connecticut, N.A. (the "Bank"). The total outstanding debt under the Revolving Credit Facility as of June 30, 1998 was $2,150,000. As described in the following paragraphs, all amounts payable to the Bank were repaid in connection with the October 2, 1998 financing transaction.

On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction with the Bank, the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC (the "New Lender"), the proceeds of which have been utilized to restructure and replace the Company's pre-existing senior line of credit, fund a full settlement with the Company's third party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, the New Lender loaned an aggregate of $4 million to the Company. At the same time, the Bank reached an agreement with the Estate, which had guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank. The Company's obligations to the Estate are subordinated to the Company's obligations to the New Lender.

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

Except for the financing transaction with the New Lender described above, the Company does not have commitments for outside funding of any kind. The Loan and Security Agreement entered into between the Company and the New Lender also expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the New Lender. The Company must depend, therefore, upon the generation of sufficient internally generated funds to finance its operations during the balance of fiscal 1999 and thereafter. Under the Company's current pricing policy, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer, approximately 40% of the purchase price is received at the time the system is shipped to the customer and the remaining 10% of the purchase price is received approximately 30 days after the delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders. Although there can be no assurances in this regard, management believes that the Company will be able to generate sufficient additional sales to meet the Company's cash needs for the balance of the fiscal year.

Inflation

The effect of inflation on the Company has not been significant during the last two fiscal years.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other such similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; the continued availability of financing; and the expenses associated with Year 2000 compliance. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

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

None of the Company's products have time sensitive applications. Thus, the Company believes that all of the material products that it currently sells are year 2000 compliant. However, as many of the Company's systems and products are complex, interact with third-party products, and operate on computer systems that are not under the Company's direction and control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products.

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

                           GUNTHER INTERNATIONAL, LTD.

                           PART II - OTHER INFORMATION

Item 2.    Legal Proceedings.

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

      Among other things, the complaints allege that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The prayers for relief request compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees and expert fees, incurred in connection with the action.

      Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

Item 3. Defaults Upon Senior Securities.

      As previously disclosed, the Company was in default under the Revolving Credit Facility with its senior lender. The Revolving Credit Facility contained several affirmative and negative covenants pursuant to which the Company, among other things, was required to have operating profits. On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction with the New Lender, a portion of the proceeds of which have been utilized to restructure and replace the Revolving Credit Facility. Please see the Liquidity and Capital Resources section of the Management's Discussion and Analysis.

Item 6. Exhibits and Reports on Form 8-K

          (A)  Exhibits

               27.  Financial Data Sheet

          (B)  Reports on Form 8-K

               On June 23, 1998, the Registrant filed a Current Report on Form 8-K dated June 23, 1998, to report under Item 5 (Other Events) the Company's announcement that it did not expect to release its final results for the fourth quarter and the full fiscal year ended March 31, 1998 until later in July 1998.

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



                           /s/ Michael M. Vehlies         Date: January 14, 1999
                           ----------------------




                               Michael M. Vehlies
                      Chief Financial Officer and Treasurer
                       (On behalf of the Registrant and as
                   Principal Financial and Accounting Officer)