Form 10QSB
period 1998-09-30
GUNTHER INTERNATIONAL LTD
filed 1999-01-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 1998

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

                    YES    __                          NO   X

The number of shares of the Registrant's Common stock outstanding as of December 29, 1998 was 4,291,269. The number of shares of the Registrant's Series B Common Stock outstanding as of December 29, 1998 was 500.

Transitional Small Business Disclosure Format (check one):

                    YES  __                            NO  X

                                    GUNTHER INTERNATIONAL, LTD.

                                               Index

                                                                                                Page
                              PART I - CONDENSED FINANCIAL INFORMATION

Item 1.           Financial Statements

                           Condensed Balance Sheets as of September 30, 1998
                                and March 31, 1998                                                3

                           Condensed Statements of Operations for the three and six
                                months ended September 30, 1998 and 1997                          4

                           Condensed Statements of Cash Flows for the six
                                months ended September 30, 1998 and 1997                          5

                           Notes to Condensed Financial Statements                               6-7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8-12


                                    PART II - OTHER INFORMATION

Item 2.           Legal proceedings                                                              13

Item 3.           Defaults Upon Senior Securities                                                13

Item 6.           Exhibits and Reports on Form 8-K                                               13

Signatures                                                                                       14

                                    Gunther International, Ltd.
                                      Condensed Balance Sheets
                               September 30, 1998 and March 31, 1998

                                                                    September 30, 1998       March 31, 1998
                                                                    ------------------       --------------
                                                                       (Unaudited)            (As Restated)
                                                                                              (See Note 1)
Assets
Current Assets:
     Cash                                                              $    138,707           $    572,368
     Accounts receivable, net                                               591,884                326,128
     Costs and estimated earnings in excess
          of billings on uncompleted contracts                              632,065                861,219
     Inventories                                                          1,053,280              1,256,852
     Prepaid expenses                                                        76,697                 61,819
     Note receivable from stockholder                                          --                   40,000
                                                                       ------------           ------------
          Total current assets                                            2,492,633              3,118,386
                                                                       ------------           ------------

Property and Equipment:
    Machinery and equipment                                               1,243,713              1,224,856
     Furniture and fixtures                                                 266,403                249,581
     Leasehold improvements                                                 254,037                240,541
                                                                       ------------           ------------
                                                                          1,764,153              1,714,978
     Less - accumulated depreciation and
          amortization                                                     (917,944)              (764,934)
                                                                       ------------           ------------
                                                                            846,209                950,044
                                                                       ------------           ------------
 Other Assets:
     Excess of costs over fair value of net
          assets acquired, net                                            3,110,089              3,221,821
     Deferred preproduction costs, net                                         --                  622,953
    Other                                                                    81,126                123,725
                                                                       ------------           ------------
                                                                          3,191,215              3,968,499
                                                                       ------------           ------------
                                                                       $  6,530,057           $  8,036,929
                                                                       ============           ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Notes payable and current maturities of
         long-term debt                                                $    613,630           $    514,554
    Accounts payable                                                      2,382,519              2,923,468
    Accrued expenses                                                        993,805                996,994
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                2,544,702              1,597,789
    Deferred service contract revenue                                     1,523,014              1,799,066
    Note payable to stockholder                                             150,000                150,000
                                                                       ------------           ------------
        Total current liabilities                                         8,207,670              7,981,871
                                                                       ------------           ------------

Long-term debt, less current maturities                                   1,719,544              1,884,551
                                                                       ------------           ------------

Contingencies (Note 4)

Stockholders' Equity (Deficit):
    Common stock, $.001 par value; 16,000,000
         shares authorized; 4,291,269 shares issued and
         outstanding at September 30, 1998 and March 31, 1998                 4,291                  4,291
    Series B Common stock, $.001 par value; 500 shares
         authorized issued and outstanding                                        1                      1
    Additional paid-in capital                                           11,390,818             11,390,818
    Accumulated deficit                                                 (14,792,267)           (13,224,603)
                                                                       ------------           ------------
        Total Stockholders' Equity (Deficit)                             (3,397,157)            (1,829,493)
                                                                       ------------           ------------
                                                                       $  6,530,057           $  8,036,929
                                                                       ============           ============

           See accompanying notes to Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                     For the Three Months Ended                    For the Six Months Ended
                                                  ------------------------------------         ---------------------------------
                                                  September 30,          September 30,         September 30,         September 30,
                                                      1998                   1997                  1998                  1997
                                                   -----------           -----------           -----------           -----------
                                                                         (As Restated)                               (As Restated)
                                                                         (See Note 1)                                (See Note 1)
Sales:
   Systems                                         $ 2,494,326           $ 1,317,264           $ 4,461,184           $ 2,295,442
   Maintenance                                       2,074,922             1,576,307             4,232,793             3,089,391
                                                   -----------           -----------           -----------           -----------
        Total sales                                  4,569,248             2,893,571             8,693,977             5,384,833
                                                   -----------           -----------           -----------           -----------

Cost of sales:
   Systems                                           1,696,904             1,440,406             3,528,922             2,652,450
   Maintenance                                       1,621,677             1,159,150             3,056,796             2,249,610
                                                   -----------           -----------           -----------           -----------
        Total cost of sales                          3,318,581             2,599,556             6,585,718             4,902,060
                                                   -----------           -----------           -----------           -----------
Gross profit                                         1,250,667               294,015             2,108,259               482,773
                                                   -----------           -----------           -----------           -----------

Operating expenses:
   Selling and marketing                               687,278               391,772             1,357,503               859,549
   Research and development                             99,617               172,004               303,057               288,985
   General and administrative                          634,988               638,609             1,171,022             1,088,763
                                                   -----------           -----------           -----------           -----------
       Total operating expenses                      1,421,883             1,202,385             2,831,582             2,237,297
                                                   -----------           -----------           -----------           -----------

Operating loss                                        (171,216)             (908,370)             (723,323)           (1,754,524)
   Interest expense, net                              (116,377)              (53,298)             (221,387)             (104,574)
                                                   -----------           -----------           -----------           -----------
Loss before cumulative effect of
   change in accounting principle                     (287,593)             (961,668)             (944,710)           (1,859,098)
   Cumulative effect of accounting change                 --                    --                (622,953)                 --
                                                   -----------           -----------           -----------           -----------
Net loss                                           $  (287,593)          $  (961,668)          $(1,567,663)          $(1,859,098)
                                                   ===========           ===========           ===========           ===========

Basic and Diluted Loss per share:
Loss before cumulative effect of
   change in accounting principle                        (0.07)                (0.22)                (0.22)                (0.43)
Cumulative effect of accounting change                    --                    --                   (0.15)                 --
                                                   -----------           -----------           -----------           -----------
    Loss per share                                       (0.07)                (0.22)                (0.37)                (0.43)
                                                   ===========           ===========           ===========           ===========

Weighted average number of common
     shares outstanding                              4,291,269             4,288,602             4,291,269             4,285,936
                                                   ===========           ===========           ===========           ===========

           See accompanying notes to Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
              For the Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                              September 30,         September 30,
                                                                                 1998                   1997
                                                                              -----------           -----------
                                                                                                    (As Restated)
                                                                                                    (See Note 1)
Cash flows from operating activities:
      Net loss                                                                $(1,567,664)          $(1,859,098)
         Adjustments to reconcile net loss to net cash provided by
             (used for) operating activities:
         Depreciation and amortization                                            269,324               309,434
         Provision for doubtful accounts                                           40,000                  --
         Cumulative effect of accounting change                                   622,953                  --
         Changes in operating assets and liabilities:
            Increase in accounts receivable                                      (265,756)             (861,849)
            Decrease in inventories                                               203,572               292,921
            Decrease (increase) in prepaid expenses                               (14,878)               24,939
            Decrease in accounts payable                                         (540,949)             (102,955)
            Decrease in accrued expenses                                           (3,189)              (14,440)
            Increase (decrease) in deferred service contract revenue             (276,052)              988,021
            Increase in billings in excess of costs and
               estimated earnings on uncompleted contracts, net                 1,176,067             1,232,115
                                                                              -----------           -----------
               Net cash provided by (used for) operating activities              (356,572)                9,088
                                                                              -----------           -----------

Cash flows from investing activities:
      Acquisitions of property and equipment                                      (49,175)             (141,469)
      Preproduction costs and other assets                                         18,017              (112,973)
      Proceeds from sale of investment                                             20,000                  --
                                                                              -----------           -----------
              Net cash used for investing activities                              (11,158)             (254,442)
                                                                              -----------           -----------

Cash flows from financing activities:
      Repayment of notes payable and long-term debt                               (65,931)              (27,948)
      Proceeds from notes payable and long-term debt                                 --                 171,515
      Proceeds from exercise of warrants                                             --                  10,000
                                                                              -----------           -----------
              Net cash provided by (used for) investing activities                (65,931)              153,567
                                                                              -----------           -----------
Net decrease in cash                                                             (433,661)              (91,787)
Cash, beginning of period                                                         572,368               261,700
                                                                              -----------           -----------
Cash, end of period                                                           $   138,707           $   169,913
                                                                              ===========           ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                  $    46,701           $    53,043
      Cash paid for income taxes                                                    2,635                   935

            See accompanying notes to Condensed Financial Statements.

                           Gunther International Ltd.
                     Notes to Condensed Financial Statements

1. Restatement:

On June 23, 1998, the Company announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. As a result, the accompanying financial statements and management's discussion and analysis of financial condition and results of operations include restated results for the three and six months ended September 30, 1997 and a restated balance sheet as of March 31, 1998. Also, certain amounts were reclassified between selling and administrative expenses, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The following represents the restated quarterly amounts for each quarter in the fiscal year ended March 31, 1998.

                                                                Quarter Ended
                                   ---------------------------------------------------------------------        Year Ended
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
                                   ============       ============       ============       ============       ============

2. Accounting Change:

In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The effect of the change in accounting principle was to increase the net loss for the six months ended September 30, 1998 by approximately $620,000, or $0.15 per share.

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

In addition, the Company, the Company, the New Lender, the Estate and certain shareholders (Park Investment Partners, Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of Gunther stock held by them in favor of (i) that number of persons nominated by the New Lender constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and (iii) one person nominated by Park Investment Partners.

The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by all tangible and intangible personal property of the Company (excluding patents and trademarks) but is subordinated to all rights of the New Lender.

Long-term debt in the accompanying financial statements includes current maturities of long-term debt as of September 30, 1998 which were refinanced on a long-term basis with the above described October 2, 1998 comprehensive refinancing agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On June 23, 1998, the Company announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. As a result, the accompanying financial statements and management's discussion and analysis of financial condition and results of operations include restated results for the three and six months ended September 30, 1997 and a restated balance sheet as of March 31, 1998. Also, certain amounts were reclassified between selling and administrative expenses, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The following represents the restated quarterly amounts for each quarter in the fiscal year ended March 31, 1998.

                                                                Quarter Ended
                                   ---------------------------------------------------------------------        Year Ended
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
                                   ============       ============       ============       ============       ============

In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The effect of the change in accounting principle was to increase the net loss for the six months ended September 30, 1998 by approximately $620,000, or $0.15 per share.




RESULTS OF OPERATIONS

Sales: The Company's sales are derived from the sale of systems, which includes new systems and upgrades to existing systems, and related maintenance. Total sales for the three and six months ended September 30, 1998 were $4.6 million and $8.7 million, respectively, an increase of 58% and 61%, respectively, over the comparable periods of the prior year. Systems sales for the three and six months ended September 30, 1998 were $2.5 million and $4.5 million, respectively, an increase of 89% and 94%, respectively, over the comparable periods of the prior year. The increase in system sales was primarily due to more systems in progress, with four new systems beginning construction, during the three months ended September 30, 1998 as compared to the comparable period of the prior year, with no new systems beginning construction in the three months ended September 30, 1997. Maintenance sales for the three and six months ended September 30, 1998 were $2.1 million and $4.2 million, respectively, an increase of 32% and 37%, respectively, over the comparable periods of the prior year. The increase in maintenance sales was primarily due to an increase in the number of systems being serviced and an increase in service requests outside of contracted maintenance agreements, including the moving of systems and coverage during unusually high volume periods.

Gross profit: Gross profit as a percentage of total sales for the three and six months ended September 30, 1998 increased to 27% and 24%, respectively, from 10% and 9%, respectively, for the comparable periods of the prior year. Gross profit as a percentage of systems sales for the three and six months ended September 30, 1998 increased to 32% and 21%, respectively, from negative 9% and negative 16%, respectively, for the comparable periods of the prior year. The increase in the gross profit percentage was a result of more systems in progress during the three and six months ended September 30, 1998 as compared to the comparable periods of the prior year resulting in less indirect manufacturing overhead costs being allocated to each system. Gross profit as a percentage of maintenance sales for the three months ended September 30, 1998 decreased to 22% from 26% for the comparable periods of the prior year. The decrease in the gross profit percentage was due primarily to an increase in costs associated with the third party servicer and a decrease in sales of replacement parts. There was a general price increase from the third party servicer as of April 1997 which went into effect as each maintenance contract was renewed. Replacement parts are sold only to customers who do not have a maintenance agreement. The sales of replacement parts in the three and six months ended September 30, 1997 were unusually high and future sales of replacement parts are expected to approximate the September 1998 levels. Gross profit as a percentage of maintenance sales for the six months ended September 30, 1998 and 1997 remained relatively stable at 28% and 27%, respectively.

Operating Expenses: Operating expenses include selling and marketing, research and development, and general and administrative expenses.

Selling and marketing expenses, as a percentage of total revenues, for the three and six months ended September 30, 1998 were 15% and 16%, respectively, as compared to 14% and 16%, respectively, for the comparable periods of the prior year. For the three months ended September 30, 1998, these expenses increased by 75% to $687,000 from $392,000 for the three months ended September 30, 1997. For the six months ended September 30, 1998, these expenses increased by 58% to $1.4 million from $860,000 for the six months ended September 30, 1997. The increase was primarily due to an increase in commissions and the initial sales and marketing costs related to of the Inc.jet Imager. All personnel costs associated with the Inc.jet Imager were included in sales and marketing expenses as the product was introduced to the market.

Research and development expenses, as a percentage of total revenues, for the three and six months ended September 30, 1998 and 1997, were 2% and 3%, respectively, as compared to 6% and 5%, respectively, for the comparable periods of the prior year. For the three months ended September 30, 1998, these expenses decreased by 42% to $100,000 from $172,000 for the three months ended September 30, 1997. For the six months ended September 30, 1998, these expenses increased by 5% to $303,000 from $289,000 for the six months ended September 30, 1997. The decrease in the research and development for the three months ended September 30, 1998 is related to the completion of the initial development of the Inc.jet Imager. Costs associated with the Inc.jet Imager were included in sales and marketing expenses for the three and six months ended September 30, 1998.

General and administrative expenses, as a percentage of total revenues, for the three and six months ended September 30, 1998 and 1997, were 14% and 13%, respectively, as compared to 22% and 20%, respectively, for the comparable periods of the prior year. For the three months ended September 30, 1998, these expenses decreased by 1% to $635,000 from $639,000 for the three months ended September 30, 1997. For the six months ended September 30, 1998, these expenses increased by 8% to $1.2 million from $1.1 million for the six months ended September 30, 1997, primarily due to an increase in royalties based on sales and professional services, offset by a decrease in amortization expense due to the accounting change under SOP 98-5 described in Note 2 to the financial statements.

Interest expense, net: Interest expense, net, increased to $116,000 and $221,000 in the three and six months ended September 30, 1998, respectively, from $53,000 and $105,000, in the three and six months ended September 30, 1997, respectively, primarily due to the interest on past due invoices to the third party service provider. The obligations were paid in full during the third quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve profitability. Historically, the Company has derived liquidity through system and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities.

During the six months ended September 30, 1998, the Company had a negative cash flow from operations of $357,000, compared to a positive cash flow from operations of $9,000 for the six months ended September 30, 1997. The decrease in the cash flow from operations is primarily related to the decrease in accounts payable as outstanding accounts payable resulting from prior cash shortages were paid.

During the six months ended September 30, 1998 and 1997, the Company used cash for investing activities of $11,000 and $254,000, respectively, to purchase machinery and equipment and to facilitate the further development of product enhancements.

During the six months ended September 30, 1998, the Company used cash for financing activities of $66,000 compared to cash provided by financing activities of $154,000 for the six months ended September 30, 1997. As of September 30, 1998, the Company was in default under the Revolving Loan and Security Agreement, originally dated as of June 4, 1996 (as amended, the "Revolving Credit Facility"), between the Company and the Bank of Boston, Connecticut, N.A. (the "Bank"). The total outstanding debt under the Revolving Credit Facility as of September 30, 1998 was approximately $2,150,000. As described in the following paragraphs, all amounts payable to the Bank were repaid in connection with the October 2, 1998 financing transaction.

On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction by and among the Bank, the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC (the "New Lender"), the proceeds of which have been utilized to restructure and replace the Company's pre-existing senior line of credit, fund a full settlement with a major vendor and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, the New Lender loaned an aggregate of $4.0 million to the Company. At the same time, the Bank reached an agreement with the Estate, which guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank. The Company's obligations to the Estate are completely subordinated to the Company's obligations to the New Lender.

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

The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by all tangible and intangible personal property of the Company but and is subordinated to all rights of the New Lender.

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

Item 3. Defaults Upon Senior Securities.

         As previously disclosed, the Company was in default under the Revolving Credit Facility with its senior lender. The Revolving Credit Facility contained several affirmative and negative covenants pursuant to which the Company, among other things, was required to have operating profits. On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction with the New Lender, a portion of the proceeds of which have been utilized to restructure and replace the Company's Revolving Credit Facility. Please see the Liquidity and Capital Resources section of the Management's Discussion and Analysis.

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