Form 10QSB
period 1998-12-31
GUNTHER INTERNATIONAL LTD
filed 1999-02-12
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended December 31, 1998

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

                           YES    X                           NO
                                -----                             -----

The number of shares of the Registrant's Common stock outstanding as of February 5, 1999 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                           YES                                NO    X
                                -----                             -----

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                            Page
                                                                            ----

                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Balance Sheets as of December 31, 1998
               and March 31, 1998                                             3

          Condensed Statements of Operations for the three and nine
               months ended December 31, 1998 and 1997                        4

          Condensed Statements of Cash Flows for the nine
               months ended December 31, 1998 and 1997                        5

          Notes to Condensed Financial Statements                           6-8

Item 2. Management's Discussion and Analysis or Plan of Operation          9-14


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    15

Item 2. Changes in Securities and Use of Proceeds                            15

Item 6. Exhibits and Reports on Form 8-K                                  16-17

Signatures                                                                   18

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           Gunther International, Ltd.
                            Condensed Balance Sheets
                      December 31, 1998 and March 31, 1998

                                                                December 31, 1998   March 31, 1998
                                                                -----------------   --------------
                                                                   (Unaudited)       (As Restated)
                                                                                      (See Note 1)
Assets
Current Assets:
     Cash                                                         $  1,063,697       $    572,368
     Restricted cash                                                   150,000               --
     Accounts receivable, net                                        1,236,996            326,128
     Costs and estimated earnings in excess
          of billings on uncompleted contracts                         758,248            861,219
     Inventories                                                     1,524,480          1,256,852
     Prepaid expenses                                                   45,293             61,819
     Note receivable from stockholder, net                                --               40,000
                                                                  ------------       ------------
          Total current assets                                       4,778,714          3,118,386
                                                                  ------------       ------------

Property and Equipment:
    Machinery and equipment                                          1,245,293          1,224,856
     Furniture and fixtures                                            273,782            249,581
     Leasehold improvements                                            255,018            240,541
                                                                  ------------       ------------
                                                                     1,774,093          1,714,978
     Less - accumulated depreciation and
          amortization                                                (995,428)          (764,934)
                                                                  ------------       ------------
                                                                       778,665            950,044
                                                                  ------------       ------------
 Other Assets:
     Excess of costs over fair value of net
          assets acquired, net                                       3,054,223          3,221,821
     Deferred preproduction costs, net                                    --              622,953
    Other                                                               77,527            123,725
                                                                  ------------       ------------
                                                                     3,131,750          3,968,499
                                                                  ------------       ------------
                                                                  $  8,689,129       $  8,036,929
                                                                  ============       ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current maturities of long-term debt - other                  $      9,222       $    514,554
    Current maturities of long-term debt - related parties           1,300,000               --
    Accounts payable                                                 1,895,968          2,923,468
    Accrued expenses                                                 1,024,822            996,994
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                           2,214,623          1,597,789
    Deferred service contract revenue                                1,043,542          1,799,066
    Note payable to stockholder                                        150,000            150,000
                                                                  ------------       ------------
        Total current liabilities                                    7,638,177          7,981,871
                                                                  ------------       ------------

Long-term debt, less current maturities:
    Other                                                               20,269          1,884,551
    Related parties                                                  3,462,681               --
                                                                  ------------       ------------
        Total long-term debt                                         3,482,950          1,884,551
                                                                  ------------       ------------

Commitments and contingencies (Note 5)

Stockholders' Equity (Deficit):
    Common stock, $.001 par value; 16,000,000
         shares authorized; 4,291,269 shares issued and
         outstanding at December 31, 1998 and March 31, 1998             4,291              4,291
    Series B Common stock, $.001 par value; 500 shares
         authorized issued and outstanding                                   1                  1
    Additional paid-in capital                                      12,188,556         11,390,818
    Accumulated deficit                                            (14,624,846)       (13,224,603)
                                                                  ------------       ------------
        Total Stockholders' Equity (Deficit)                        (2,431,998)        (1,829,493)
                                                                  ------------       ------------
                                                                  $  8,689,129       $  8,036,929
                                                                  ============       ============

                           Gunther International, Ltd.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                For the Three Months Ended        For the Nine Months Ended
                                              -----------------------------     -----------------------------
                                              December 31,     December 31,     December 31,     December 31,
                                                  1998             1997             1998             1997
                                              ------------     ------------     ------------     ------------
                                                               (As Restated)                    (As Restated)
                                                                (See Note 1)                     (See Note 1)
Sales:
   Systems                                    $  3,523,329     $  2,383,776     $  7,984,513     $  4,679,218
   Maintenance                                   2,158,713        1,630,288        6,391,505        4,719,679
                                              ------------     ------------     ------------     ------------
        Total sales                              5,682,042        4,014,064       14,376,018        9,398,897
                                              ------------     ------------     ------------     ------------

Cost of sales:
   Systems                                       2,275,645        1,613,265        5,788,768        4,265,715
   Maintenance                                   1,723,598        1,231,010        4,780,398        3,480,620
                                              ------------     ------------     ------------     ------------
        Total cost of sales                      3,999,243        2,844,275       10,569,166        7,746,335
                                              ------------     ------------     ------------     ------------
Gross profit                                     1,682,799        1,169,789        3,806,852        1,652,562
                                              ------------     ------------     ------------     ------------

Operating expenses:
   Selling and marketing                           511,901          766,322        1,673,994        1,625,871
   Research and development                        206,059          209,717          715,674          498,702
   General and administrative                      681,586          756,543        1,857,256        1,845,306
                                              ------------     ------------     ------------     ------------
       Total operating expenses                  1,399,546        1,732,582        4,246,924        3,969,879
                                              ------------     ------------     ------------     ------------

Operating income (loss)                            283,253         (562,793)        (440,072)      (2,317,317)
   Interest expense, net                          (115,829)         (47,991)        (337,218)        (152,565)
                                              ------------     ------------     ------------     ------------
Income (loss) before cumulative effect of
   change in accounting principle                  167,424         (610,784)        (777,290)      (2,469,882)
   Cumulative effect of accounting change             --               --           (622,953)            --
                                              ------------     ------------     ------------     ------------
Net income (loss)                             $    167,424     $   (610,784)    $ (1,400,243)    $ (2,469,882)
                                              ============     ============     ============     ============

Basic and Diluted Income (loss) per share:
Income (loss) before cumulative effect of
   change in accounting principle                     0.04            (0.14)           (0.18)           (0.58)
Cumulative effect of accounting change                --               --              (0.15)            --
                                              ------------     ------------     ------------     ------------
    Income (loss) per share                           0.04            (0.14)           (0.33)           (0.58)
                                              ============     ============     ============     ============

Basic and Diluted weighted average number
     of common shares outstanding                4,291,269        4,290,380        4,291,269        4,287,417
                                              ============     ============     ============     ============

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
              For the Nine Months Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                        December 31,    December 31,
                                                                            1998            1997
                                                                        ------------    ------------
                                                                                        (As Restated)
                                                                                         (See Note 1)
Cash flows from operating activities:
      Net loss                                                          $(1,400,243)    $(2,469,882)
         Adjustments to reconcile net loss to net cash provided by
             (used for) operating activities:
         Depreciation and amortization                                      406,273         468,799
         Provision for doubtful accounts                                     40,000            --
         Cumulative effect of accounting change                             622,953            --
         Changes in operating assets and liabilities:
            Increase in accounts receivable                                (910,868)       (318,476)
            Increase in inventories                                        (267,628)       (298,241)
            Decrease in prepaid expenses                                     16,526          23,289
            Decrease in accounts payable                                 (1,027,500)       (518,917)
            Increase in accrued expenses                                     27,828         138,083
            Increase (decrease) in deferred service contract revenue       (755,524)          2,125
            Increase in billings in excess of costs and
               estimated earnings on uncompleted contracts, net             719,805       3,205,005
                                                                        -----------     -----------
               Net cash provided by (used for) operating activities      (2,528,378)        231,785
                                                                        -----------     -----------

Cash flows from investing activities:
      Acquisitions of property and equipment                                (59,115)       (176,668)
      Preproduction costs and other assets                                   18,017        (297,766)
      Proceeds from sale of investment                                       20,000            --
                                                                        -----------     -----------
              Net cash used for investing activities                        (21,098)       (474,434)
                                                                        -----------     -----------

Cash flows from financing activities:
      Repayment of notes payable and long-term debt                      (2,569,614)        (67,627)
      Proceeds from notes payable and long-term debt                      5,760,419         171,515
      Transfer to restricted cash                                          (150,000)           --
      Proceeds from exercise of warrants                                       --             5,165
                                                                        -----------     -----------
              Net cash provided by financing activities                   3,040,805         109,053
                                                                        -----------     -----------
Net increase (decrease) in cash                                             491,329        (133,596)
Cash, beginning of period                                                   572,368         261,700
                                                                        -----------     -----------
Cash, end of period                                                     $ 1,063,697     $   128,104
                                                                        ===========     ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                            $   214,084     $   156,503
      Cash paid for income taxes                                             26,245             935

                           Gunther International Ltd.
                     Notes to Condensed Financial Statements

1. Restatement:

On June 23, 1998, the Company announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the first three quarters of the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. Restated financial statements and the corresponding audit report, dated January 6, 1999, were issued in January 1999 and included in the Company's Form 10-KSB, as amended. As a result, the accompanying financial statements and management's discussion and analysis of financial condition and results of operations include restated results for the three and nine months ended December 31, 1997 and a restated balance sheet as of March 31, 1998. Also, certain amounts were reclassified between selling and administrative expenses, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The following represents the restated quarterly amounts for each quarter in the fiscal year ended March 31, 1998.

                                                           Quarter Ended
                                   -------------------------------------------------------------      Year Ended
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
                                 ============     ============     ============     ============     ============

2. Accounting Change:

In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The cumulative effect of the change in accounting principle was to increase the net loss for the nine months ended December 31, 1998 by $622,953, or $0.15 per share.

3. Basis of  Presentation:

In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles and contain all adjustments (consisting of only normal recurring adjustments except as described in Note 1) necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 1998. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

4. Long - Term Debt:

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

To induce the New Lender to enter into the financing transaction, the Company granted the New Lender stock purchase warrants entitling the New Lender, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrants is $1.50 per share. The warrants are valued at $345,000 and have been recorded as additional paid-in capital. The discount on the debt will be accreted using the effective interest rate method over the term of the debt.

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

The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The Company has calculated the present value of this obligation to the Estate using a 10.5% assumed interest rate. The difference between the fair value of the obligation and the present value, $1.2 million, has been recorded as additional paid-in capital. The discount on this obligation will be accreted using the effective interest rate method over the term of the obligation.

5. Contingencies:

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

On August 12, 1998, a second purported class action lawsuit was filed against the Company, James H. Whitney and Frederick W. Kolling, III asserting similar claims under the federal securities laws. The second action also was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff Mr. Mark Abrams for the same class period.

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

ITEM 2. Management's Discussion and Analysis or Plan of Operation

On June 23, 1998, the Company announced that, during the course of completing its year-end audit, certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the first three quarters of the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and it has been determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. Restated financial statements and the corresponding audit report, dated January 6, 1999, were issued in January 1999 and included in the Company's Form 10-KSB, as amended. As a result, the accompanying financial statements and management's discussion and analysis of financial condition and results of operations include restated results for the three and nine months ended December 31, 1997 and a restated balance sheet as of March 31, 1998. Also, certain amounts were reclassified between selling and administrative expenses, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The following represents the restated quarterly amounts for each quarter in the fiscal year ended March 31, 1998.

                                                          Quarter Ended
                                   -------------------------------------------------------------      Year Ended
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
                                 ============     ============     ============     ============     ============

RESULTS OF OPERATIONS

Sales: The Company's sales are derived from the sale of systems, which includes new systems and upgrades to existing systems, and related maintenance. Total sales for the three and nine months ended December 31, 1998 were $5.7 million and $14.4 million, respectively, an increase of 42% and 53%, respectively, over the comparable periods of the prior year. Systems sales for the three and nine months ended December 31, 1998 were $3.5 million and $8.0 million, respectively, an increase of 48% and 71%, respectively, over the comparable periods of the prior year. The increase in system sales was primarily due to systems in progress being completed on a more timely basis during the three and nine months ended December 31, 1998 as compared to the comparable periods of the prior year. While the Company had approximately the same number of systems in process during the quarter ended December 31, 1998 as compared to the prior year quarter, the revenue associated with those systems was greater as systems were completed more rapidly. The increase was also partially attributable to sales of inkjet imagers and related products, which were not sold during the prior year. Maintenance sales for the three and nine months ended December 31, 1998 were $2.2 million and $6.4 million, respectively, an increase of 32% and 35%, respectively, over the comparable periods of the prior year. The increase in maintenance sales was primarily due to an increase in the number of systems being serviced and an increase in service requests outside of contracted maintenance agreements, including the moving of systems and coverage during unusually high volume periods.

Gross profit: Gross profit as a percentage of total sales for the three and nine months ended December 31, 1998 increased to 30% and 26%, respectively, from 29% and 18%, respectively, for the comparable periods of the prior year. Gross profit as a percentage of systems sales for the three and nine months ended December 31, 1998 increased to 35% and 28%, respectively, from 32% and 9%, respectively, for the comparable periods of the prior year. The increase in the gross profit percentage was a result of indirect manufacturing overhead costs being allocated over a larger revenue base causing a reduction in costs per system. Gross profit as a percentage of maintenance sales for the three months ended December 31, 1998 decreased to 20% from 24% for the comparable period of the prior year. The decrease in the gross profit percentage was due primarily to an increase in costs associated with the third party service provider and an increase in service parts costs. There was a general price increase from the third party service provider as of April 1997 which went into effect as each maintenance contract was renewed. Gross profit as a percentage of maintenance sales for the nine months ended December 31, 1998 and 1997 remained relatively stable at 25% and 26%, respectively. The Company will be assuming the maintenance services on predominantly all current and future maintenance contracts. By assuming the maintenance services, management believes gross profit as a percentage of maintenance sales will increase over time by eliminating certain duplicate costs associated with the Company and the third party service provider. The transition of maintenance services is to begin on April 1, 1999 and be completed by March 31, 2000. During the fourth quarter of fiscal 1999, the Company expects to incur certain costs to build a service department infrastructure, including the hiring of additional support personnel, while still incurring costs from the third party service provider. These costs are currently expected to total between $120,000 and $180,000 for the quarter. The Company will need to staff the service locations as the transition date for each location approaches. To the extent that the Company cannot hire personnel with Gunther system experience at a service location, the Company will have to hire personnel prior to the transition date to provide time for training. The Company's third party service provider is making available certain personnel, which the Company has permission to offer employment to, if it so desires. The Company believes the availability of those individuals will allow the Company to meet the transition dates with a full complement of service personnel.

Operating Expenses: Operating expenses include selling and marketing, research and development, and general and administrative expenses.

Selling and marketing expenses, as a percentage of total revenues, for the three and nine months ended December 31, 1998 were 9% and 12%, respectively, as compared to 19% and 17%, respectively, for the comparable periods of the prior year. For the three months ended December 31, 1998, these expenses decreased by 33% to $512,000 from

$766,000 for the three months ended December 31, 1997. The decrease was primarily due to a decrease in sales personnel expenses and trade show expense. For the nine months ended December 31, 1998, these expenses increased by 3% to $1.67 million from $1.63 million for the nine months ended December 31, 1997. The increase was primarily due to the initial sales and marketing costs related to the inkjet imager. All personnel costs, which included new sales personnel, associated with the inkjet imager were included in sales and marketing expenses for the first two fiscal quarters as the product was introduced to the market.

Research and development expenses, as a percentage of total revenues, for the three and nine months ended December 31, 1998 and 1997, were 4% and 5%, respectively, as compared to 5% and 5%, respectively, for the comparable periods of the prior year. For the three months ended December 31, 1998, these expenses decreased by 2% to $206,000 from $210,000 for the three months ended December 31, 1997. For the nine months ended December 31, 1998, these expenses increased by 44% to $716,000 from $499,000 for the nine months ended December 31, 1997. The increase in research and development for the nine months ended December 31, 1998 was related to the completion of the initial development of the inkjet imager and continued enhancements of system components. The Company expects research and development expense to remain at the third fiscal quarter level for the remainder of the fiscal year.

General and administrative expenses, as a percentage of total revenues, for the three and nine months ended December 31, 1998 and 1997, were 12% and 13%, respectively, as compared to 19% and 20%, respectively, for the comparable periods of the prior year. For the three months ended December 31, 1998, these expenses decreased by 10% to $682,000 from $757,000 for the three months ended December 31, 1997. For the nine months ended December 31, 1998, these expenses remained relatively stable, increasing $12,000 between the periods. An increase in royalties based on sales and professional services was offset by a decrease in amortization expense due to the accounting change under SOP 98-5 described in
Note 2 to the condensed financial statements.

Interest expense, net: Interest expense, net, increased to $116,000 and $337,000 in the three and nine months ended December 31, 1998, respectively, from $48,000 and $153,000, in the three and nine months ended December 31, 1997, respectively, primarily due to the interest on debt from the New Lender and interest on past due balances to the third party service provider.

Cumulative effect of accounting change: In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The cumulative effect of the change in accounting principle was to increase the net loss for the nine months ended December 31, 1998 by $622,953, or $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve profitability. Historically, the Company has derived liquidity through system and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities.

During the nine months ended December 31, 1998, the Company had a negative cash flow from operations of $2.5 million, compared to a positive cash flow from operations of $232,000 for the nine months ended December 31, 1997. The decrease in the cash flow from operations is primarily related to the decrease in accounts payable, as outstanding accounts payable resulting from prior cash shortages were paid, an increase in accounts receivable, primarily due to billings on recent system deliveries, and a decrease in deferred service revenue, as annual contracts are coming up for renewal at the beginning of the calendar year.

During the nine months ended December 31, 1998 and 1997, the Company used cash for investing activities of $21,000 and $474,000, respectively, to purchase machinery and equipment and to facilitate the further development of product enhancements.

During the nine months ended December 31, 1998 and 1997, the Company received cash from financing activities of $3.0 million and $109,000, respectively.

As previously reported, Company completed a $5.7 million comprehensive financing transaction on October 2, 1998, the proceeds of which have been utilized to restructure and replace the Company's then-existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations.

         Under the terms of the transaction, a newly formed limited liability company, Gunther Partners LLC (the "New Lender"), loaned an aggregate of $4.0 million to the Company. At the same time, the Company's then senior lender, the Bank of Boston, Connecticut, N.A. (the "Bank"), reached an agreement with the Estate of Harold S. Geneen (the "Estate") (which had guaranteed a portion of the Company's senior line of credit) whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the then-existing senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank. The Company's obligations to the Estate are subordinated to the Company's obligations to the New Lender.

         The principal balance of the $4.0 million term note payable to the New Lender is to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, a single installment of $400,000 on October 1, 1999 and a final installment representing the balance ($2.5 million plus all accrued and unpaid interest) shall be due on October 1, 2003. Interest shall be paid quarterly, at the rate of 8% per annum, beginning January 1, 1999 and continuing until the principal and interest due is paid in full. The debt is secured by a first priority interest in all tangible and intangible (excluding patents and trademarks) personal property and a secondary interest in patents and trademarks.

         The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by a second priority interest in all tangible and intangible personal property of the Company (excluding patents and trademarks) and a third priority interest in patents and trademarks. Another entity, Connecticut Innovations, Inc. ("CII"), has a first priority security interest in certain specified patents and trademarks of the Company dating back to an earlier financing transaction. The security interests of both the New Lender and the Estate in the Company's patents and trademarks are subordinate to the security interest of CII in this specified collateral. The security interest of the Estate is subordinate to all rights of the New Lender.

         Except for the financing transaction with the New Lender described above, the Company does not have commitments for outside funding of any kind. In addition, the Loan and Security Agreement entered into between the Company and the New Lender expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the New Lender. The Company must depend, therefore, on current cash balances and the generation of sufficient internally generated funds to finance its operations during the balance of fiscal 1999 and thereafter. At December 31, 1998, the Company had cash and cash equivalents of approximately $1.2 million, as well as approximately $1.2 million of accounts receivable. The Company's accounts receivable have increased by approximately $.9 million since the end of the corresponding period of the prior fiscal year. The increase was primarily attributable to billings on recent system deliveries. Management does not believe that this increase will be permanent but, rather, expects that the Company's accounts receivable will decline to historical levels during the current fiscal quarter, thereby generating additional cash flow to the Company.

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

         As noted above, the Company had a negative cash flow from operations of approximately $2.5 million during the nine-month period ended December 31, 1998, approximately $2.2 million of which occurred during the three-month period ended December 31, 1998. Prior to the financing transaction described above, the Company had been unable to pay its vendors and suppliers on a timely basis and, as a result, the Company's accounts payable had increased to higher than normal levels. Following the completion of the financing transaction, the Company reduced its accounts payable by approximately $1,000,000.

         On a going forward basis, management believes that the Company has sufficient cash and cash equivalents, together with the cash expected to be derived from additional sales and maintenance revenues, to meet the Company's cash needs for the balance of the fiscal year. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

Inflation

The effect of inflation on the Company has not been significant during the last two fiscal years.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other such similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; the continued availability of financing; the costs and expenses associated with Year 2000 compliance; and the costs and expenses associated with the ongoing class action lawsuits currently pending against the Company. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

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

The Company's State of Readiness: The Company is in the process of testing and evaluating its critical information-technology systems for year 2000 compliance, including its significant computer systems, software applications and related equipment. Important computer systems used by the Company include those used in developing products and in communicating and servicing customers. Important computer systems used in financial and administrative management include the general ledger, inventory control and purchasing. As of the date of this report, the Company believes that substantially all of its internal operating systems are year 2000 compliant. The remaining noncompliant systems are expected to be upgraded or replaced by the end of the fiscal quarter ended June 30, 1999, at which time the Company expects that all of its material information-technology systems will be year 2000 compliant.

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

The Company has identified suppliers, vendors and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness and will be contacting them in the fourth quarter of fiscal 1999. As part of this effort, the Company is developing and plans to distribute questionnaires relating to year 2000 compliance to its significant suppliers, vendors and customers. The Company also intends to follow-up and monitor the year 2000 compliance progress of significant suppliers, vendors and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

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

Estimated Costs to Address the Company's Year 2000 Issues: To date, the costs incurred by the Company in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. The Company does not track internal costs incurred in its year 2000 compliance project. Such costs are principally for related payroll costs for information systems employees.

Contingency Plans: The Company intends to develop a contingency plan that will allow its primary business operations to continue despite potential disruptions due to year 2000 issues. These plans may include identifying and securing other suppliers, increasing inventories and modifying production facilities and schedules. As the Company continues to evaluate year 2000 readiness of its business systems and facilities, products, and significant suppliers, vendors and customers, it will modify and adjust its contingency plan as may be required.

Risks of the Company's Year 2000 Issues: While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations or financial condition. While the Company expects that the remaining upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite the Company's efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party hardware or software. If any of the Company's significant suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations and financial condition.

                           GUNTHER INTERNATIONAL, LTD.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities and Use of Proceeds.

         As noted above, the Company completed a $5.7 million comprehensive financing transaction on October 2, 1998, the proceeds of which have been utilized to restructure and replace the Company's then-existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations.

         To induce the New Lender to enter into the financing transaction, the Company granted the New Lender stock purchase warrants (collectively, the "Warrants") entitling the New Lender, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. As of the date of this report, the Company believes the Warrants are currently exercisable for approximately 2.6 million shares of Common Stock, although the actual number of shares of Common Stock issuable upon exercise of the Warrants may increase or decrease depending on the number of pro forma, fully diluted shares of Common Stock outstanding as of the date of exercise. The exercise price of each Warrant is $1.50 per share. The issuance of the Warrants to the New Lender was exempt from the registration provisions of the Securities Act of 1993, as amended, by virtue of Section 4(2) of such Act.

Item 6.  Exhibits and Reports on Form 8-K

                  (A)      Exhibits

         3.1      Restated Certificate of Incorporation of the registrant.

         3.4      Bylaws of the registrant.

         10.1 Agreement, dated October 2, 1998, by and among the registrant, June H. Geneen, Phil E. Gilbert, Jr., Thomas W. Keesee and the United States Trust Company Of New York, as Co-Executors of the Estate of Harold S. Geneen, Late of New York, New York (the "Estate"), BankBoston, N.A. (successor by merger to Bank of Boston Connecticut ("BOB") and Gunther Partners, LLC (the "Lender") (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.2 Promissory Note, dated October 2, 1998, made by the registrant to the order of the Estate (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.3 Security Agreement, dated October 2, 1998, by and between the registrant and the Estate (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.4 Loan and Security Agreement, dated October 2, 1998, by and between the registrant and the Lender (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.5 $4,000,000 Term Note, dated October 2, 1998, made by the registrant to the order of the Lender (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.6 Subordination Agreement dated as of October 2, 1998, between the Lender and Connecticut Innovations, Inc. ("CII") (filed as
                  Exhibit 99.7 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.7 Subordination Agreement, dated as of October 2, 1998, between the Estate and CII (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.8 Subordination and Intercreditor Agreement, dated October 2, 1998, between the Lender and the Estate (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.9 Warrant Agreement, dated October 2, 1998, by and between the Lender and the registrant (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.10 Registration Rights Agreement, dated October 2, 1998, by and between the registrant and the Lender (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.11 Voting Agreement, dated October 2, 1998, by and among the Estate, Gerald H. Newman, Park Investment Partners, Inc., the Lender, Robert Spiegel, Four Partners and the registrant (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.12 Settlement Agreement, dated September 30, 1998, between the registrant and DataCard Corporation (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.13 Employment Agreement, dated as of October 5, 1998, between the registrant and Marc I. Perkins.

         10.14 Non-Qualified Stock Option Agreement, dated as of October 5, 1998, between Marc I. Perkins and the registrant

         10.15 Employment Agreement, dated as of October 7, 1998, between the registrant and Michael M. Vehlies

         10.16 Non-Qualified Stock Option Agreement, dated as of October 29, 1998, between Michael M. Vehlies and the registrant

         10.17 Severance Agreement, dated as of October 8, 1998, between the registrant and Alan W. Morton.

         27.      Financial Data Sheet

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GUNTHER INTERNATIONAL, LTD.
                                                      (Registrant)



Date:  February 12, 1999                      /s/  Michael M. Vehlies
                                              ---------------------------
                                              Michael M. Vehlies
                                              Chief Financial Officer and
                                              Treasurer (On behalf of the
                                              Registrant and as Principal
                                              Financial and Accounting Officer)