Form 10KSB
period 1999-03-31
GUNTHER INTERNATIONAL LTD
filed 1999-06-29
CIK 913600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the Securities Exchange Act
      of 1934 for the transition period from                  to
                        .

                        Commission file number: 0-22994

                          GUNTHER INTERNATIONAL, LTD.
                 (Name of small business issuer in its charter)

                    DELAWARE                                        51-0223195
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 ORGANIZATION)

               ONE WINNENDEN ROAD                                     06360
              NORWICH, CONNECTICUT                                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were $20,743,635.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of May 28, 1999, based upon the average of the reported closing bid and asked prices of such stock on that date as reported by the OTC Bulletin Board, was $6,648,086. The number of shares of the Registrant's Common Stock outstanding as of May 28, 1999 was 4,291,769.

     DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 1999 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business.....................................    1
            General...................................................    1
            Development of the Business...............................    1
            Finishing Systems.........................................    2
            Strategy..................................................    3
            Systems...................................................    4
          Marketing and Sales.........................................    6
          Customers...................................................    6
          New Products................................................    7
          Manufacturing...............................................    8
          Installation and Customer Service...........................    8
          Research and Development....................................    9
          Competition.................................................    9
          Patents and Proprietary Rights..............................    9
          Employees...................................................   10
Item 2.   Description of Property.....................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   12
Item 6.   Management's Discussion and Analysis or Plan of Operation
            Summary of Recent Events..................................   13
            Summary Financial Data....................................   14
            Results of Operations.....................................   15
            Liquidity and Capital Resources...........................   16
            Inflation.................................................   17
            Forward Looking Statements................................   17
            Year 2000.................................................   18
Item 7.   Financial Statements........................................   19
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................   19
                                 PART III
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   20
Item 10.  Executive Compensation......................................   20
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   20
Item 12.  Certain Relationships and Related Transactions..............   20

                                       (i)

                                  PART IV
Item 13.  Exhibits and Reports on Form 8-K............................   21
Signatures............................................................   25
Index to Financial statements.........................................  F-1

                                      (ii)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     The Company designs, develops, assembles, markets and services high-speed systems that automatically assemble printed documents, fold, staple or bind the documents, as required, and insert completed documents into appropriate envelopes for mailing or other distribution. The Company's systems are modular, and may be reconfigured in accordance with customer specifications, and are controlled by Company developed software.

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

     In August 1992, the Development Agreement was modified and amended to convert the unpaid reimbursements and royalties due and owing to CII (approximately $500,000) into 500 shares of Class B Preferred Stock and restructure the Company's future royalty obligations.

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

     Effective December 31, 1995, the Company and CII entered into a new agreement (the "Amended and Restated Development Agreement") completely amending and restating the Company's obligations under the Development Agreement. Under the Amended and Restated Development Agreement, CII agreed to surrender the 500 shares of Class B Preferred Stock then held by CII and waive all royalty payments then due and owing under the Development Agreement, as well as any other defaults of the Company, and the

Company agreed to make future royalty payments to CII based on a revised royalty formula. See Note 10 to the Company's Financial Statements.

     On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction with the Bank of Boston, Connecticut, N.A. (the "Bank"), the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC (the "New Lender"), the proceeds of which were utilized to restructure and replace the Company's pre-existing senior line of credit, fund a full settlement with the Company's third party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, the New Lender loaned an aggregate of $4 million to the Company. At the same time, the Bank reached an agreement with the Estate, which had guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank. The Company's obligations to the Estate are subordinated to the Company's obligations to the New Lender.

     The principal balance of the $4.0 million term note payable to the New Lender is to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, a single installment of $400,000 on October 1, 1999 and a final installment representing the balance ($2.5 million plus all accrued and unpaid interest) shall be due on October 1, 2003. Interest shall be paid quarterly, at the rate of 8% per annum, beginning January 1, 1999 and continuing until the principal and interest due is paid in full. The debt is secured by a first priority interest in all tangible and intangible personal property and a secondary interest in patents and trademarks.

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

     In addition, the Company, the New Lender, the Estate and certain shareholders (Park, Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of Gunther stock held by them in favor of (i) that number of persons nominated by the New Lender constituting a majority of the Board of Directors,
(ii) one person nominated by the Estate and (iii) one person nominated by Park.

     The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by a second priority interest in all tangible and intangible personal property of the Company (excluding patents and trademarks) and a third party interest in patents and trademarks. CII has a first priority security interest in certain specified patents and trademarks of the Company dating back to the Development Agreement.

FINISHING SYSTEMS

     Recent advances in computer technology have produced alternatives to the traditional offset printing presses for printing of large quantities of documents. Laser printers take data from computers and transfer the data onto a print drum with a laser beam. Non-impact laser printing allows for variations in the text of each document to be printed. The documents can be personalized and modified as desired.

     Computer-directed printers are employed, in conjunction with mainframe or personal computers, to produce documents. The largest printers most often are placed in centralized print centers that are near mainframe computers. More recently developed non-impact laser printers that print five to 25 sheets per minute can be placed in any location within offices where personal computers are concentrated. The availability of non-impact laser printers has enabled many businesses that generate large quantities of documents to create "in-house" printing centers. The heaviest concentration of non-impact laser printers is in the insurance, finance, and banking industries, and government.

     The ability to generate large quantities of documents has created a new need to automate the assembly, sorting, and distribution of documents, a process referred to as "finishing". Most of these functions have been performed "off line", that is, without intelligent or computer directed machines. This requires substantial labor, and documents cannot be assembled with the same degree of accuracy, completeness, and speed as allowed by intelligent machines. The output, or finishing of documents, is referred to as post processing and includes such functions as folding, stapling, binding, booklet making and packaging assembled documents for mailing and other distribution. Automated processing systems also permit quicker turnaround of documents, improve the accuracy and completeness of assembled documents, facilitate the elimination of large inventories of pre-printed forms and enable the operator to make changes in the type of documents being assembled without stopping the assembly process and without incurring the expense of designing special mainframe computer programs.

STRATEGY

     The Company's objective is to capitalize on its position as a pioneer and technology leader in the design and sale of intelligent document mailing and finishing systems and leading edge, high quality, low cost ink jet solutions for end user and OEM applications. The Company's goal is to broaden the range of markets, applications, and customers utilizing these unique technologies while continuing to increase its leadership position in insurance and financial markets. Further, it is the Company's objective to leverage both its well known customer base and the strength of its relationships/alliances with partners like Hewlett-Packard into a dominant position in the growing marketplaces, both end user and OEM, for low cost, high resolution ink jet printing at document processing speeds. The Company has also targeted aggressive expansion of its system service and consumables/supplies businesses.

     Expanded Marketing Efforts. The Company initially relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and on the growing reputation of its products to generate sales. More recently, the Company's sales and marketing efforts have actively targeted a far broader range of applications and industries including other types of insurance companies and customers in the banking, finance and health care industries. The Company has continued to experience success in expanding into other markets including government, retail distribution, outsourcing, service bureaus, and others. The Company also continues to generate additional sales to its existing customer base. As much as 50% of the Company's system sales in a given year have been to previous purchasers of the Company's systems and the Company believes that repeat sales and upgrades of existing systems will continue to be an important source of revenue. The Company organizes user group seminars to allow customers to discuss their system requirements with each other and the Company and to collaborate on system design.

     System Flexibility. The Company remains committed to the objective of providing modular systems to meet customer needs. The Company's systems' modularity offers customers the ability to have a custom designed system assembled from standard components using software written for specific requirements. Such systems are highly flexible and easily upgraded.

     Focus on Accuracy of Document Assembly. The swift, accurate assembly of documents is critical to customer satisfaction. The Company's systems incorporate technology, including the ability to read various methods of coding on each sheet included in documents, that check for proper page sequence, detect duplicate or missing pages and verify recipients as each document moves down a conveyor. Systems can verify that a given document has been processed properly and maintain a record of the document. The Company continues to emphasize document integrity in all its research, development, and marketing efforts.

     Focus on Customer Productivity and Costs. The Company focuses its product development efforts on further increasing customer productivity and the reduction of system costs while maintaining the document integrity customers require.

     Collaborative Development. The Company will continue to collaborate with customers (including organizing and conducting user seminars) in order to develop a better understanding of customer needs and to offer comprehensive solutions. The Company's newest product, the inc.jet imager, was developed as a result of this collaborative effort.

SYSTEMS

     The Company's current principal products are the Series III Billing System, the EP-4000 Electronic Publishing System, the MS-6000 Mailing System, the FM-1000 Flat Mailer and DM-2000 Dual Mailer.

     The Series III is a high-speed statement and billing system. Up to nine inserts may be added to the primary document prior to envelope insertion. The system features a high-speed primary document feeder/accumulator and an up-stream folder.

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

     The FM-1000 processes flat documents that do not need stapling or binding. The FM-1000 can either envelope or shrink-wrap flat documents.

     The DM-2000 is designed to process both flat and folded mail from the same print stream, and eliminates the need to separate print runs by page count, a costly and time consuming process. The DM-2000 can process documents from one page to 180 pages in length.

     These systems are typically comprised of some or all of the following component modules:

     System Control Module, Operator Console and Reading Technology. The System Control Module incorporates an IBM-compatible Pentium CPU with a 2 Gigabyte hard drive, and a ZIP drive for back-up. It performs the system's control functions and operates the system as defined by the customized application program created by the Company after consultations with the customer. The System Control Module communicates with microprocessors located in each module in the system, monitoring all system functions. Upon initiation of operation, the System Control Module triggers the operation of a Laser Reader or a CCD (Charged Coupled Device) Image Reader. After the resulting information is checked against parameters contained in the system's software, a signal is sent to the Feed Module so that the sheet can be fed into the finishing system.

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

     Binding Methods. The systems can utilize a variety of binding options, including stitching, stapling, VeloBind and Slip & Grip. Stitching and stapling offer the most inexpensive way to fasten from 2 to 100 sheets of paper. VeloBind and Slip & Grip provide the recipient with a recloseable binding and a professional look. Gunther system configurations commonly feature both stitching/stapling and binding modules and make the type of binding decision based on preset application parameters, such as document size or recipient.

     Folder. This module may be placed up-stream, mid-stream, or down-stream in the conveyor path, depending on the application. The folder may be adjusted to produce C-folds, half-folds, or Z-folds and will dynamically handle 1-15 sheets of paper.

     Friction Feeder. The Friction Feeder is a versatile feeder which separates and feeds material from the bottom of a stack of up to 24 inches. It efficiently feeds a wide range of material from 20 lb. sheets up to 1/2 inch thick booklets. The single knob separator gate adjustment allows for quick and easy set up and material change over.

     Inc.jet(TM) Printing. The Series III, EP-4000 and MS-6000 may be configured with multi-head ink jet printing capability to dynamically print envelope addresses, return addresses and bar codes in a variety of font styles and sizes.

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

     Manifest Mail Software. The most common technique used by the Company systems to meet current United States Postal Service requirements requires the manifest identification and postal zone information to be passed to the system in the bar code. In addition, the customer application prints the manifest identification on the address page, above the first line of the address, so that it is visible through the envelope window. The manifest mail software processes the information stored in single or multiple log files and generates reports required by the United States Postal Service. Other alternatives are available to print a manifest identification on the envelopes if the customer cannot print the identification in the envelope window.

     Convertible Systems. EP and MS systems can be configured to work in both flat and folded modes, using a quick-connect and disconnect 10 x 13 flat inserter or folded mail inserter. This feature allows a user to specify either an EP or MS system, depending on the dominant applications, but still retain the ability to run in both flat and folded mode.

MARKETING AND SALES

     The Company initially relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and on the growing reputation of its products to generate sales. More recently the Company's sales and marketing efforts have actively targeted a far broader range of applications and industries including other types of insurance companies and customers in the banking, finance and healthcare industries. The Company has continued to experience success in expanding into other markets including government, retail distribution, outsourcing, service bureaus, and others. The Company also continues to generate additional sales to its existing customer base. As much as 50% of the Company's system sales in a given year have been to previous purchasers of the Company's system and the Company believes that repeat sales and upgrades of existing systems will continue to be an important source of revenue. The Company organizes user group seminars to allow customers to discuss their system requirements with each other and the Company, and to collaborate on system design.

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

CUSTOMERS

     To date, the Company's principal customers have been property and casualty insurance companies, which require accurate, high-speed preparation and distribution of personalized policies and insurance certificates. The Company's customers include many of the top insurance companies in the United States including Allstate Insurance Co., Chubb & Son Insurance, Fireman's Fund, GEICO, The Hartford, Metropolitan Life, Mutual of Omaha, SAFECO and The Travelers. In addition, the Company's systems have been purchased by Gartner Group, Moore Business Communication Systems, Nike, Public Schools Employees Retirement

System, USAA, U.S. Census Bureau, U.S. Department of the Treasury, and Nippon Telephone & Telegraph in Japan.

     The Company has expanded into the mutual fund and pharmaceutical markets with sales to customers in each of these industries. Despite reliance on sales in the insurance industry, the development of the business has not been dependent upon any single or few customers. Due to the relatively high sales price of the Company's systems, customers who place multiple machine orders within a single year may account for more than 10% of the Company's revenues for that year. However, the Company has not relied on any one of these customers to maintain its level of sales from year to year.

     As of March 31, 1999, the Company has a backlog aggregating approximately $4,300,000. The Company calculates its backlog by subtracting revenues recognized to date from the total contract price of systems under contract. At the time the Company receives an order from a customer, the customer typically pays 50% of the purchase price, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage of completion method over the production period of the system.

NEW PRODUCTS

INC.JET(TM)

     The Company's new inc.jet printing division now offers a compact, high-speed, high resolution inc.jet printer that can be used inline on the Company's finishing systems for flat or folded mail. The inc.jet imager prints information on envelopes such as the return address, recipient address, graphics, messages and postal indicia. The new technology offers print quality resolution of 600 x 600 dpi (depending on application) at extraordinary high speed -- up to 12,000 pieces per hour. The inc.jet imager is environmentally safe and efficient, with a low net cost-per-image. The inc.jet imager was initially targeted as an envelope printer to complement Gunther's complete line of intelligent document automation and mailing systems. The inc.jet imager provides a solution to a problem that was voiced by Gunther customers and prospects: low-cost, high quality personalized printing on envelopes at document automation speeds. Secondary concerns were ease of use and maintenance, as well as the size of the unit.

     The inc.jet imager is also available for OEM licensing to printing and postage system manufacturers for incorporation into desk and tabletop inserters and folders, copiers, address printers, postage meters, standalone printers and other applications. Potential markets include:

        Postage/ESTAMP applications
        Envelop printing and addressing labeling
        Point of sales printing
        Box and carton labeling
        Tag printing
        Spot color and anti-fraud marking of originals

     The inc.jet imager is a rugged, compact design that fits in the palm of your hand (5.5" x 3.5" x 4.5") and weighs under 2 pounds. The bulk ink supply consists of three 1 3/4" x 3 3/4" bladders attached to the unit. The print drivers and electronics are all resident in the imager. Commands to control the imager are communicated via the computer that comes with the Gunther system, or any standard PC.

SPECIAL INC.JET POSTAL APPLICATIONS

     The Information Based Indicia Program (IBIP) is an initiative by the United States Postal Service (USPS) to move to a new method of applying postage information on mail pieces. The plan involves getting away from the mechanical postage meter as we know it and replace it with a combination of regulated "black box" technology and open architecture, computer/printer technology. This arrangement will allow users to print a newly designed indicia that includes some readable information, as well as some encoded data, using most standard, office type printers. The advantages to the user of this proposed method include better control of postage funds and less costly, more efficient printing of postage information on the mail piece. The

Company's inc.jet imager is capable of printing the new indicia, including the encoded information. The Company's experience with high-speed reading of 2-D codes is also an important part of the overall application.

MANUFACTURING

     The Company does not fabricate most of the hardware components of its finishing systems and is largely dependent upon third party suppliers to fabricate and, in some cases, assemble components and/or sub-assemblies of a typical system. Although the Company believes that other suppliers are available to perform the services provided by the current suppliers, the termination of the Company's relationship with one or more of these companies may result in a temporary interruption in the supply, and potentially the manufacture and shipment, of the Company's systems. While several of the Company's suppliers require cash on delivery, the Company is not aware of any material change in the relationships with its suppliers during the past year, nor have any suppliers indicated an intent to materially modify the terms on which they supply materials to the Company. In the past, the Company has replaced certain suppliers who have been unable to meet the Company's requirements with respect to quality, delivery or pricing, and the Company in the future may replace certain other suppliers for similar reasons.

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

INSTALLATION AND CUSTOMER SERVICE

     The Company's systems usually can be installed at a customer's facilities in one day. The Company typically uses a systems engineer, who plans and carries out the installation and programming of the systems. A Company employee will remain at the customer's facilities for approximately two weeks to monitor the initial operation of the system. As part of the installation, the Company trains two operators for one week at either the Company's or the customer's facilities in the operation and maintenance of the system. The Company has monthly meetings with customers to evaluate the performance of systems. All systems are now installed with a modem and diagnostic software that enable the Company to monitor system performance off-site. As part of each installation, the Company includes a supply of spare parts which can be resupplied on short notice. Each system has been designed to facilitate parts replacements. The Company typically warrants each system for a period of 90 days after installation.

     All Gunther customers have some form of maintenance contract with the Company. Typically, this would take the form of on-call service, although in larger installations on-site service is required. Basic on-call coverage comes with a four hour response time guarantee; two hour response time is available to customers for an additional charge.

     Historically, the Company has contracted with a third-party service provider to perform the Company's service obligations under the maintenance agreements with its customers. Because of persistent cash flow problems, the Company fell behind in its payments to the third party service provider and, on August 14, 1998, they commenced a suit against the Company to recover payment. As of October 1, 1998, the cumulative trade and note payable balance due and owing from the Company to the third party service provider, including interest through September 30, 1998 was approximately $1,421,000 (excluding amounts billed in September 1998 but not due as of October 1).

     In connection with the new financing agreement entered into on October 2, 1998, more fully described in the Liquidity and Capital Resources section of Management's Discussion and Analysis, all outstanding claims with the third party service provider were settled. In connection with this settlement, the Company will be assuming the maintenance services on predominantly all current and future maintenance contracts. By assuming the maintenance services, management believes gross profit as a percentage of maintenance sales will increase by eliminating certain duplicate costs inherent in a third-party servicing relationship. Due to the existence of certain start-up costs, however, management believes an increase in the maintenance gross profit margin from the transition of maintenance services will not be reflected in operations until the first quarter of fiscal 2000. The transition of maintenance services began on April 1, 1999 and is to be completed by March 31, 2000. As of June 30, 1999, third party service provider engineers currently perform remedial and preventive maintenance on approximately 25% of the Company's systems across the country.

     Alternatively, customers can elect to have the Company train its personnel to maintain their systems. Such training is provided for up to three qualified technicians for three weeks at the Company's facility prior to delivery of the system. Under this program, a spare parts kit is purchased, and as parts are used, they are replaced at a charge to the customer. Along with the maintenance program, the Company also provides maintenance support of the system's software, monthly performance meetings and telephone support for a monthly charge.

     The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 1999, revenues from customer maintenance agreements represented approximately 43% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will represent an increasing component of its net sales.

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

     For the fiscal years ended March 31, 1999 and 1998, the Company incurred expenses of $1,046,569 and $618,735, respectively, for research and development activities.

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

     Gunther's inc.jet products include several important features that set them apart from other products that may be considered competitive. The inc.jet accomplishes the high-speed printing of data (50 inches per second) at very high resolution (up to 600 x 600 dots per inch). The compact modular construction combined with injection molded plastic enable this product to be produced at low cost with a low level of maintenance.

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

     The Company has been issued eleven patents in the United States, has two pending patent applications in the United States, and intends to continue to file patent applications on its products and systems. All patent applications filed by the Company are directed to salient features of the Company's systems. The Company regards certain computer software and service applications as proprietary. The Company relies on nondisclosure agreements with its employees and, where the Company regards it as necessary, with customers.

     In connection with the Development Agreement with CII and as partial consideration for loans made in connection therewith, the Company has assigned all existing, and future patents to CII as security for the Company's performance. Title to the patents will be transferred back to the Company upon the fulfillment of its obligations under the Development Agreement. The Company has also granted certain additional security interests in its patents to the New Lender in connection with the financing transactions consummated on October 2, 1998. See "Development of the Business" above.

     Although the Company believes that patents and other intellectual property rights may be important to its business, there can be no assurance that patents will issue from any applications thereof, or if patents issue, that the claims allowed will be of adequate scope to protect the Company's technology or the issued patents or other technology rights will not be challenged or invalidated. The Company's business could be adversely affected by increased competition in the event that any patent granted to it is adjudicated to be invalid or is inadequate in scope to protect the Company's operations, or if any of the Company's other arrangements related to technology are breached or violated. Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful. Furthermore, the Company could incur substantial costs in defending itself in patent infringement suits brought by others and in prosecuting suits against patent infringements.

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

EMPLOYEES

     At March 31, 1999, the Company had 121 full-time employees, consisting of 68 engaged in engineering, development and manufacturing, 14 in marketing and sales activities, 30 in customer services and 9 in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal facilities are located at One Winnenden Road, Norwich, Connecticut, where the Company leases approximately 75,000 square feet of space. The Company leases its facility on a 3 year basis which requires payment of monthly rent in the amount of $30,000 through September 30, 1999. The Company is currently engaged in discussions with the landlord with respect to the possible extension of the lease. The Company currently believes it will be able to negotiate an acceptable extension of the lease, but there can be no assurance that it will be able to do so. Of the Company's space in Norwich, approximately 15,000 square feet is devoted to office and administrative uses, approximately 55,000 square feet to engineering, development and assembly activities, and approximately 5,000 square feet to marketing, sales and customer service functions. The Company believes that its facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.  LEGAL PROCEEDINGS.

     On July 9, 1998, a purported class action lawsuit was filed against the Company, James H. Whitney and Frederick W. Kolling III, former officers, asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff, Ms. Arlene Greenberg, and all other persons and entities who purchased shares of Company Common Stock during the period from August 14, 1997 through June 23, 1998.

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

     On January 4, 1999, the Court consolidated the two actions into one. The plaintiffs filed an amended consolidated complaint on May 28, 1999. The defendants, including the Company, have been given 45 days after the filing of the amended complaint in which to file a response.

     The amended and consolidated complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The prayers for relief request compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees and expert fees, incurred in connection with the action.

     Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     During fiscal 1998, the Company's Common Stock was traded in the NASDAQ SmallCap Market under the symbol "SORT". On August 17, 1998, the National Association of Securities Dealers ("NASD") delisted the Common Stock from the NASDAQ SmallCap Market due to the Company's failure to maintain capital and surplus of at least $1,000,000. Thereafter, the Common Stock was traded in the "pink sheets" until January 1999, when it was approved for trading on the OTC Bulletin Board.

     The following table sets forth the high and low sales prices of the Company's Common Stock for each quarter of fiscal 1998 and fiscal 1999, as reported by NASDAQ and the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

                                                               Sales Price
                                                              -------------
                       Fiscal Quarter                         High      Low
                       --------------                         ----      ---
First Fiscal Quarter - 1998                                   $6 7/8    5 3/8
(April 1 - June 30, 1997)

Second Fiscal Quarter - 1998                                   7 13/16  6
(July 1 - September 30, 1997)

Third Fiscal Quarter - 1998                                    8 7/8    5 1/4
(October 1 - December 31, 1997)

Fourth Fiscal Quarter - 1998                                   7 1/16   3 7/8
(January 1 - March 31, 1998)

First Fiscal Quarter - 1999                                    4 3/4    3/4
(April 1 - June 30, 1998)

Second Fiscal Quarter - 1999                                   3 1/16   3/8
(July 1 - September 30, 1998)

Third Fiscal Quarter - 1999                                    2 3/4    1/2
(October 1 - December 31, 1998)

Fourth Fiscal Quarter - 1999                                   2 3/4    3/4
(January 1 - March 31, 1999)

     On May 28, 1999, the high and low sales prices for the Company's Common Stock was $3.00, as reported.

     As of May 28, 1999 there were approximately 92 record owners of the Company's Common Stock. The Company believes there are 1,077 beneficial owners of Common Stock. The Company has not paid dividends of its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

SALES OF UNREGISTERED SECURITIES

     In fiscal 1998, the Company sold 8,000 shares to an accredited investor for aggregate proceeds of $15,000 in connection with the exercise of outstanding warrants. In addition, in connection with the comprehensive financing transaction consummated on October 2, 1998, the Company granted the New Lender a stock purchase warrant entitling the New Lender, at any time during the period commencing as of January 1, 1999 and ending on October 2, 2004, to purchase up to 35% of the proforma, fully diluted number of shares of Common Stock of the company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share. See "Item 1. Description of the Business -- Development of the Business."

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

SUMMARY OF RECENT EVENTS

     On June 23, 1998, the Company announced that certain errors had been discovered in the way in which the Company accounted for the accumulation of contract costs during fiscal 1998. In addition, certain items of expense were not properly accounted for. As a result, the Company announced that the previously issued interim financial statements for the fiscal year ended March 31, 1998 should not be relied upon. The Company subsequently announced that similar deficiencies were discovered during the course of preparing its accounts for the first quarter of fiscal 1999 and that, as a result, the financial statements and corresponding audit report for the fiscal year ended March 31, 1998 also should not be relied upon. At that time, the Audit Committee initiated a review into the accuracy of prior financial statements. Upon completion of the Audit Committee's review, it was determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. As a result, the Company's financial statements as of and for the years ended March 31, 1997 and 1998 have been restated. Also, in connection with the restatement, certain amounts were reclassified between selling and administrative, cost of sales, and research and development expenses to more appropriately reflect the results of operations. The effect of the restatement for the year ended March 31, 1997 was to reduce operating results to a net loss of $(1,334,690), or $(0.32) per share, from net income of $258,889, or $0.06 per share. The effect of the restatement for the year ended March 31, 1998 was to decrease the net loss to $(2,632,115), or $(0.61) per share, from a net loss of $(2,701,819), or $(0.63) per share.

SUMMARY FINANCIAL DATA

     The summary financial data presented below should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere herein.

                                                      YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                       MARCH 31,       MARCH 31,        MARCH 31,
                                                         1999            1998             1997
                                                      -----------    -------------    -------------
                                                                     (AS RESTATED)    (AS RESTATED)
Sales:
  Systems...........................................  $11,896,553     $ 8,630,103      $ 8,716,473
  Maintenance.......................................    8,847,082       6,454,716        4,911,794
                                                      -----------     -----------      -----------
          Total sales...............................   20,743,635      15,084,819       13,628,267
                                                      -----------     -----------      -----------
Cost of Sales:
  Systems...........................................    8,521,585       7,030,092        5,573,323
  Maintenance.......................................    6,684,135       4,771,692        4,088,858
                                                      -----------     -----------      -----------
          Total cost of sales.......................   15,205,720      11,801,784        9,662,181
                                                      -----------     -----------      -----------
Gross profit........................................    5,537,915       3,283,035        3,966,086
                                                      -----------     -----------      -----------
Operating expenses:
  Selling and administrative........................    4,581,853       5,050,863        4,680,946
  Research and development..........................    1,046,569         618,735          435,404
                                                      -----------     -----------      -----------
          Total operating expenses..................    5,628,422       5,669,598        5,116,350
                                                      -----------     -----------      -----------
Operating loss......................................      (90,507)     (2,386,563)      (1,150,264)
Other expenses:
  Interest expense, net.............................     (466,653)       (245,552)        (184,426)
                                                      -----------     -----------      -----------
Loss before cumulative effect of change in
  accounting principle..............................     (557,160)     (2,632,115)      (1,334,690)
Cumulative effect of accounting change..............     (622,953              --               --
                                                      -----------     -----------      -----------
Net loss............................................  $(1,180,113)    $(2,632,115)     $(1,334,690)
                                                      ===========     ===========      ===========
Loss before cumulative effect of change in
  accounting principle..............................       $(0.13)          $(0.61)          $(0.32)
Cumulative effect of accounting change..............        (0.14)             --               --
                                                      -----------     -----------      -----------
Loss per share......................................        $(.27)          $(0.61)          $(0.32)
                                                      ===========     ===========      ===========

                                                                 1999            1998
                                                              -----------    -------------
                                                                             (AS RESTATED)
Current assets..............................................  $ 4,868,486     $3,118,386
Total assets................................................    8,806,647      8,036,929
Current liabilities.........................................    7,484,265      7,981,871
Long-term debt, less current maturities.....................    3,534,250      1,884,551
Stockholders' equity (deficit)..............................   (2,211,868)    (1,829,493)

RESULTS OF OPERATIONS

  Fiscal Year ended March 31, 1999
  Compared to Fiscal Year ended March 31, 1998

     Systems sales for fiscal 1999 included sales from the high-speed assembly systems, upgrades to previously sold systems and the inc.jet imager systems. Sales for the high-speed assembly systems and upgrades are recorded on the percentage of completion basis. Sales for the inc.jet imager systems are recorded as systems are shipped. Systems sales for fiscal year 1998 included sales from the high-speed assembly systems and upgrades to previously sold systems. Systems sales for fiscal year 1999 increased $3.3 million, or 38%, to $11.9 million from $8.6 million in fiscal year 1998. The increase in revenues was primarily due to an increase in systems assembled during fiscal year 1999 and to an increase in the average selling price per system. At March 31, 1999 and 1998, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $4.3 million and $4.4 million, respectively.

     Maintenance sales increased $2.3 million, or 37%, to $8.8 million in fiscal year 1999 from $6.5 million in fiscal year 1998 as a result of a larger number of systems under service contract from shipments during the year and inflationary price increases in service contracts between the periods.

     Gross profit increased to $5.5 million in fiscal year 1999 from $3.3 million in fiscal year 1998. The gross margin on systems sales increased to 28% in fiscal year 1999 from 19% in fiscal year 1998. The increase in gross margin on system sales is attributable to manufacturing efficiencies created by an increase in the number of systems assembled. The gross margin on maintenance sales remained relatively stable, decreasing to 24% in fiscal year 1999 from 26% in fiscal year 1998. The Company will be assuming the maintenance services on predominantly all current and future maintenance contracts. By assuming the maintenance services, management believes gross profit as a percentage of maintenance sales will increase over time by eliminating certain duplicate costs associated with the Company and the third party service provider. The transition of maintenance services began on April 1, 1999 and will be completed by March 31, 2000. During the fourth quarter of fiscal 1999, the Company incurred certain costs necessary to build a service department infrastructure, including the hiring of additional support personnel, while still incurring costs from the third party service provider. The Company will need to staff the service locations as the transition date for each location approaches. To the extent that the Company cannot hire personnel with Gunther system experience at a service location, the Company will have to hire personnel prior to the transition date to provide time for training. The Company's third party service provider is making available certain personnel, which the Company has permission to offer employment to, if it so desires. The Company believes the availability of those individuals will allow the Company to meet the transition dates with a full complement of service personnel.

     Selling and administrative expenses decreased $500,000, or 9%, to $4.6 million in fiscal year 1999 from $5.1 million in fiscal year 1998. The decrease in selling and administrative expenses is primarily attributable to a decrease in employee related expenses, trade show expenses and amortization expense for deferred preproduction costs and an increase in administrative expenses allocated to overhead in cost of goods sold. In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities", which requires costs of start-up activities to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The Company recognized charges of $623,000 relating to the remaining balance of deferred preproduction costs as of April 1, 1998 so there will be no future amortization expense associated with the deferred preproduction costs.

     Research and development expenses increased $400,000, or 69%, to $1.0 million in fiscal year 1999 from $600,000 in fiscal year 1998. The increase in the research and development expenses was primarily attributable to the increased focus on completing the inc.jet imager and the development of product enhancements to the current product line of high-speed assembly systems. As stated above, the Company is no longer capitalizing preproduction costs. Preproduction costs that were capitalized in prior years were expensed as research and development expenses in fiscal 1999.

     Interest expense increased $221,000 to $467,000 in fiscal year 1999 from $246,000 in fiscal year 1998. The increase was due to an increased amount of debt the Company was carrying during fiscal 1999.

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

     During the fiscal year ended March 31, 1999, the Company had a negative cash flow from operations of $2.3 million, compared to a positive cash flow from operations of $894,000 for the fiscal year ended March 31, 1998. The negative cash flow recorded during fiscal 1999 resulted primarily from a $1.2 million increase in accounts receivable, a $333,000 decrease in accounts payable and accrued expenses and a $389,000 decrease in billings in excess of costs and estimated earnings on uncompleted contracts. The decrease in cash flow from operations primarily relates to payments for overdue accounts payable due to the Company's prior cash shortages. By reducing overdue accounts payable, the Company was able to complete systems in process, thereby increasing the accounts receivable and decreasing the billings in excess of costs and estimated earnings on uncompleted contracts.

     As previously reported, the Company completed a $5.7 million comprehensive financing transaction on October 2, 1998, the proceeds of which have been utilized to restructure and replace the Company's then-existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations.

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

     The principal balance of the $4.0 million debt is to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, $400,000 on October 1, 1999 and the balance shall be due on October 1, 2003. Interest shall be paid quarterly, at the rate of 8% per annum beginning January 1, 1999 and continuing until the principal and interest due is paid in full. The Company did not make its required payments on their respective due dates and certain other information required by the loan agreement was not provided to the New Lender. The New Lender waived these deficiencies. As of March 31, 1999, all amounts due on the debt had been paid. The debt is secured by a first priority interest in all tangible and intangible (excluding patents and trademarks) personal property and a secondary interest in patents and trademarks.

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

     Except for the financing transaction with the New Lender described above, the Company does not have commitments for outside funding of any kind. In addition, the Loan and Security Agreement entered into between the Company and the New Lender expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the New Lender. The Company must depend, therefore, on current cash balances and the generation of sufficient internally generated funds to finance its operations during the balance of fiscal 2000 and thereafter. At March 31, 1999, the Company had cash and cash equivalents of approximately $732,000, as well as approximately $1.5 million of accounts receivable. The Company's accounts receivable have increased by approximately $1.2 million since the end of the prior fiscal year. The increase was primarily attributable to billings on recent system deliveries, an increase in inc.jet sales and an increase in maintenance receivables.

     Under the Company's normal pricing policy, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer, approximately 40% of the purchase price is received at the time the system is shipped to the customer and the remaining 10% of the purchase price is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

     On a going forward basis, management believes that the Company has sufficient cash and cash equivalents, together with the cash expected to be derived from additional sales and maintenance revenues, to meet the Company's cash needs for the next the fiscal year. In the event the Company is unable to meet its payment obligations through April 1, 2000, in accordance with the Note Loan and Security Agreement, the New Lender will be willing to renegotiate the payment terms based upon available cash flow such that the payment terms would be acceptable to both the Company and the Lender. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

     The Company's State of Readiness. The Company is in the process of testing and evaluating its critical information-technology systems for year 2000 compliance, including its significant computer systems, software applications and related equipment. Important computer systems used by the Company include those used in developing products and in communicating and servicing customers. Important computer systems used in financial and administrative management include the general ledger, inventory control and purchasing. As of the date of this report, the Company believes that substantially all of its internal operating systems are year 2000 compliant. The remaining noncompliant systems are expected to be upgraded or replaced by the end of the fiscal quarter ended September 30, 1999, at which time the Company expects that all of its material information-technology systems will be year 2000 compliant.

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

     The Company is in the process of identifying and contacting suppliers, vendors and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed a questionnaire relating to year 2000 compliance and is distributing the questionnaire to its significant suppliers, vendors and customers. The Company also intends to follow-up and monitor the year 2000 compliance progress of significant suppliers, vendors and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

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

     Risks of the Company's Year 2000 Issues. While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations or financial condition. While the Company expects that the remaining upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite the Company's efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to company products that incorporate, or operate using, third-party hardware or software. If any of the Company's significant suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this item are presented on pages F-1 through F-16 immediately after the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1999 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1999. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by Item 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1999 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1999. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1999 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1999. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 1999 Annual Meeting of Stockholders, which is currently scheduled to be held in September 1999. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     A.  Exhibits required by Item 601 of Regulation S-B:

 3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i) to the Company's Quarterly Report on Form
       10-QSB for the fiscal quarter ended December 31, 1998, Commission File No. 33-70052-B, and incorporated herein by reference).
 3.2 By-Laws of the Company, as amended (filed as Exhibit 3(iv) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, Commission File No.
       33-70052-B, and incorporated herein by reference).
10.1   Recapitalization Agreement dated September 4, 1992 (filed as
       Exhibit 10(a) to the Company's Registration Statement on
       Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.2 Underwriting Agreement, dated December 20, 1993, by and among the Company, JW Charles Securities, Inc. and Corporate
       Securities Group, Inc. (the form of which was filed as Exhibit 1 to the Company's Registration Statement on Form
       SB-2, Commission File No. 33-70052-B, and is incorporated herein by reference).
10.3   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther, Jr. (filed as Exhibit 10(s) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.4   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther III (filed as Exhibit 10(t) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.5   Royalty Agreement, dated September 3, 1992, between the
       Company and Joseph E. Lamborghini (filed as Exhibit 10(u) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.6   Royalty Agreement, dated September 3, 1992, between the
       Company and Rufus V. Smith (filed as Exhibit 10(v) to the
       Company's Registration Statement on Form SB-2, Commission
       File No. 33-70052-B, and incorporated herein by reference).
10.7   Royalty Agreement, dated September 3, 1992, between the
       Company and Christine E. Gunther (filed as Exhibit 10(w) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.8   Royalty Agreement, dated September 3, 1992, between the
       Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.9   Third Party Product Service Agreement, dated October 13,
       1992, between the Company and DataCard (filed as Exhibit
       10(gg) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.10  First Amendment to the Third Party Product Service
       Agreement, dated July 2, 1993, between the Company and
       DataCard. (Filed as Exhibit 10.31 to the Company's Annual
       Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

10.11  Second Amendment to the Third Party Product Service
       Agreement, dated February 17, 1994, between the Company and
       DataCard (filed as Exhibit 10.32 to the Company's Annual
       Report on Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.12  Form of Employee Stock Option Plan and Founders Option Plan
       (filed as Exhibit 10(kkk) to the Company's Registration
       Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.13 Warrant, dated October 20, 1993, to purchase 40,000 shares of Common Stock issued to Mark Fisher (filed as Exhibit
       10(vvv) to the Company's Registration Statement on Form
       SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.14  Warrant, dated January 9, 1995, to purchase 13,333 shares of
       Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB/A dated June
       26, 1995, and incorporated herein by reference).
10.15 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson
       (filed as Exhibit 10.51 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.16 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Roni Aron Jesselson
       (filed as Exhibit 10.52 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.17 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Jonathan Judah Jesselson
       (filed as Exhibit 10.53 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.18 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson
       (filed as Exhibit 10.54 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.19 Warrant, dated January 12, 1995, to purchase 13,333 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson
       (filed as Exhibit 10.55 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.20  Non-exclusive License Agreement between the Company and Bell
       & Howell (filed as Exhibit 10(qaii) to the Company's
       Registration Statement on Form SB-2, Commission File No.
       33-70052-B, and incorporated herein by reference).
10.21  Xerox Worldwide Printing Systems Partners Program
       Partnership Guide dated August 1990 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB/A dated June
       26, 1995, and incorporated herein by reference).
10.22 Amendment and Restatement of Development Agreement made as of December 31, 1995 between the Company and CII (filed as
       Exhibit 10.2 to the Company's Quarterly Report on Form
       10-QSB dated February 12, 1996 and incorporated herein by reference).
10.23 Building lease between the Company and UNC Incorporated, dated July 31, 1996 (filed as Exhibit 10.3 to the Company's
       Quarterly Report on Form 10-QSB dated November 12, 1996 and incorporated herein by reference).
10.24  Promissory Note dated September 9, 1996 between James H.
       Whitney, CEO, Gunther International, Ltd. and the Company
       (filed as Exhibit 10.4 to the Company's Quarterly Report on
       Form 10-QSB dated November 12, 1996 and incorporated herein by reference).

10.25  Non-exclusive License Agreement By and Between the
       Hewlett-Packard Company and Gunther International
       Incorporated for Envelope Printing Technology dated May 6,
       1997.
10.26 Agreement, dated October 2, 1998, by and among the registrant, June H. Geneen, Phil E. Gilbert, Jr., Thomas W.
       Keesee and the United States Trust Company Of New York, as
       Co-Executors of the Estate of Harold S. Geneen, Late of New
       York, New York (the "Estate"), BankBoston, N.A. (successor by merger to Bank of Boston Connecticut ("BOB") and Gunther
       Partners, LLC (the "Lender") (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.27 Promissory Note, dated October 2, 1998, made by the registrant to the order of the Estate (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.28 Security Agreement, dated October 2, 1998, by and between the registrant and the Estate (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.29 Loan and Security Agreement, dated October 2, 1998, by and between the registrant and the Lender (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.30 $4,000,000 Term Note, dated October 2, 1998, made by the registrant to the order of the Lender (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.31 Subordination Agreement dated as of October 2, 1998, between the Lender and Connecticut Innovations, Inc. ("CII") (filed as Exhibit 99.7 to the registrant's Current Report on Form
       8-K dated October 7, 1998 and incorporated herein by this reference).
10.32 Subordination Agreement, dated as of October 2, 1998, between the Estate and CII (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.33  Subordination and Intercreditor Agreement, dated October 2,
       1998, between the Lender and the Estate (filed as Exhibit
       99.9 to the registrant's Current Report on Form 8-K dated
       October 7, 1998 and incorporated herein by this reference).
10.34  Warrant Agreement, dated October 2, 1998, by and between the
       Lender and the registrant (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.35 Registration Rights Agreement, dated October 2, 1998, by and between the registrant and the Lender (filed as Exhibit
       99.11 to the registrant's Current Report on Form 8-K dated
       October 7, 1998 and incorporated herein by this reference).
10.36  Voting Agreement, dated October 2, 1998, by and among the
       Estate, Gerald H. Newman, Park Investment Partners, Inc., the Lender, Robert Spiegel, Four Partners and the registrant
       (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).
10.37 Settlement Agreement, dated September 30, 1998, between the registrant and DataCard Corporation (filed as Exhibit 99.13 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.38 Employment Agreement, dated as of October 5, 1998, between the registrant and Marc I. Perkins (filed as Exhibit 10.13 to the registrant's Quarterly Report on Form 10-QSB dated
       February 12, 1999 and incorporated herein by this reference).
10.39  Non-Qualified Stock Option Agreement, dated as of October 5,
       1998, between Marc I. Perkins and the registrant (filed as Exhibit 10.14 to the registrant's Quarterly Report on Form
       10-QSB dated February 12, 1999 and incorporated herein by this reference).

10.40 Employment Agreement, dated as of October 7, 1998, between the registrant and Michael M. Vehlies (filed as Exhibit
       10.15 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.41  Non-Qualified Stock Option Agreement, dated as of October
       29, 1998, between Michael M. Vehlies and the registrant
       (filed as Exhibit 10.16 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.17 Severance Agreement, dated as of October 8, 1998, between the registrant and Alan W. Morton (filed as Exhibit 10.17 to the registrant's Quarterly Report on Form 10-QSB dated
       February 12, 1999 and incorporated herein by this reference).
24.1 Power of Attorney pursuant to which this Annual Report on Form 10-KSB dated June 29, 1999 was executed.
27.1   Financial Data Schedule

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

                                            ------------------------------------

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

Date: June 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and dates indicated.

                 SIGNATURE:                                     TITLE:                       DATE:
                 ----------                                     ------                       -----
           /s/ MICHAEL M. VEHLIES                                                        June 29, 1999
---------------------------------------------
             Michael M. Vehlies
            Attorney-in-Fact for:

          Marc I. Perkins                        President and Chief Executive           June 29, 1999
                                                   Officer (Principal Executive
                                                   Officer)

          J. Kenneth Hickman                     Director                                June 29, 1999

          Steven S. Kirkpatrick                  Director                                June 29, 1999

          Gerald H. Newman                       Director                                June 29, 1999

          George A. Snelling                     Director                                June 29, 1999

          Robert Spiegel                         Director                                June 29, 1999

          Thomas M. Steinberg                    Director                                June 29, 1999

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                NO.
                                                              --------
Report of Independent Public Accountants....................    F-2

Balance Sheets as of March 31, 1999 and 1998................    F-3

Statements of Operations for the Years Ended March 31, 1999
 and 1998...................................................    F-4

Statements of Stockholders' Equity (Deficit) for the Years
 Ended March 31, 1999 and 1998..............................    F-5

Statements of Cash Flows for the Years Ended March 31, 1999,
 and 1998...................................................    F-6

Notes to Financial Statements...............................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gunther International, Ltd.:

     We have audited the accompanying balance sheets of Gunther International, Ltd. (the Company) (a Delaware corporation) as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 1999 and 1998 (restated -- See Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

     As explained in Note 3 to the financial statements, effective April 1, 1998, the Company changed its method of accounting for deferred preproduction costs.

                                                  ARTHUR ANDERSEN LLP

Hartford, Connecticut
June 7, 1999

                          GUNTHER INTERNATIONAL, LTD.

                                 BALANCE SHEETS
                            MARCH 31, 1999 AND 1998

                                                                  1999            1998
                                                              ------------    ------------
                                                                              (AS RESTATED
                                                                              SEE NOTE 2)
Assets
Current Assets:
  Cash......................................................  $    731,943    $    572,368
  Restricted cash...........................................       150,000               -
  Accounts receivable, net..................................     1,520,201         326,128
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................       864,525         861,219
  Inventories...............................................     1,506,554       1,256,852
  Prepaid expenses..........................................        95,263          61,819
  Note receivable from stockholder..........................             -          40,000
                                                              ------------    ------------
    Total current assets....................................     4,868,486       3,118,386
                                                              ------------    ------------
Property and Equipment:
  Machinery and equipment...................................     1,370,552       1,224,856
  Furniture and fixtures....................................       320,262         249,581
  Leasehold improvements....................................       255,017         240,541
                                                              ------------    ------------
                                                                 1,945,831       1,714,978
  Less -- accumulated depreciation and amortization.........    (1,079,954)       (764,934)
                                                              ------------    ------------
                                                                   865,877         950,044
                                                              ------------    ------------
Other Assets:
  Excess of costs over fair value of net assets acquired,
    net.....................................................     2,998,357       3,221,821
  Deferred preproduction costs, net.........................             -         622,953
  Other.....................................................        73,927         123,725
                                                              ------------    ------------
                                                                 3,072,284       3,968,499
                                                              ------------    ------------
                                                              $  8,806,647    $  8,036,929
                                                              ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Current maturities of long-term debt -- related parties...  $  1,000,000    $         --
  Current maturities of long-term debt -- other.............        13,440         514,554
  Accounts payable..........................................     2,436,430       2,923,468
  Accrued expenses..........................................     1,151,518         996,994
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................     1,211,673       1,597,789
  Deferred service contract revenue.........................     1,521,204       1,799,066
  Note payable to stockholder...............................       150,000         150,000
                                                              ------------    ------------
    Total current liabilities...............................     7,484,265       7,981,871
                                                              ------------    ------------
Long-term debt, less current maturities:
  Related parties...........................................     3,521,931               -
  Other.....................................................        12,319       1,884,551
                                                              ------------    ------------
    Total long-term debt....................................     3,534,250       1,884,551
                                                              ------------    ------------
Commitments and contingencies (Note 10)
Stockholders' Equity (Deficit):
  Common stock, $.001 par value; 16,000,000 shares
    authorized; 4,291,769 and 4,291,269 shares issued and
    outstanding at March 31, 1999 and 1998, respectively....         4,292           4,291
  Series B Common stock, $.001 par value; 500 shares
    authorized, -0- and 500 shares issued and outstanding in
    1999 and 1998, respectively.............................             -               1
  Additional paid-in capital................................    12,188,556      11,390,818
  Accumulated deficit.......................................   (14,404,716)    (13,224,603)
                                                              ------------    ------------
    Total Stockholders' Equity (Deficit)....................    (2,211,868)     (1,829,493)
                                                              ------------    ------------
                                                              $  8,806,647    $  8,036,929
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                          GUNTHER INTERNATIONAL, LTD.

                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                 1999           1998
                                                              -----------   ------------
                                                                            (AS RESTATED
                                                                            SEE NOTE 2)
Sales:
  Systems...................................................  $11,896,553   $ 8,630,103
  Maintenance...............................................    8,847,082     6,454,716
                                                              -----------   -----------
     Total sales............................................   20,743,635    15,084,819
                                                              -----------   -----------
Cost of sales:
  Systems...................................................    8,521,585     7,030,092
  Maintenance...............................................    6,684,135     4,771,692
                                                              -----------   -----------
     Total cost of sales....................................   15,205,720    11,801,784
                                                              -----------   -----------
       Gross profit.........................................    5,537,915     3,283,035
                                                              -----------   -----------
Operating expenses:
  Selling and administrative................................    4,581,853     5,050,863
  Research and development..................................    1,046,569       618,735
                                                              -----------   -----------
     Total operating expenses...............................    5,628,422     5,669,598
                                                              -----------   -----------
       Operating loss.......................................      (90,507)   (2,386,563)
Interest expense, net.......................................     (466,653)     (245,552)
                                                              -----------   -----------
Loss before cumulative effect of change in accounting
  principle.................................................     (557,160)   (2,632,115)
Cumulative effect of accounting change......................     (622,953)           --
                                                              -----------   -----------
       Net loss.............................................  $(1,180,113)  $(2,632,115)
                                                              ===========   ===========
Basic and Diluted Loss per share:
Loss before cumulative effect of change in accounting
  principle.................................................  $     (0.13)  $     (0.61)
Cumulative effect of accounting change......................        (0.14)           --
                                                              -----------   -----------
       Loss per share.......................................  $     (0.27)  $     (0.61)
                                                              ===========   ===========
Weighted average number of common shares outstanding........    4,291,769     4,288,380
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          GUNTHER INTERNATIONAL, LTD.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                       SERIES B
                                  COMMON STOCK       COMMON STOCK
                                $.001 PAR VALUE     $.001 PAR VALUE   ADDITIONAL
                               ------------------   ---------------     PAID-IN     ACCUMULATED
                                SHARES     AMOUNT   SHARES   AMOUNT     CAPITAL       DEFICIT         TOTAL
                               ---------   ------   ------   ------   -----------   ------------   -----------
Balance, March 31, 1997 (As
  Restated, See Note 2)......  4,283,269   $4,283     500     $ 1     $11,375,826   $(10,592,488)  $   787,622
Exercise of warrants.........      8,000        8      --      --          14,992             --        15,000
Net loss (As Restated, See
  Note 2)....................         --       --      --      --              --     (2,632,115)   (2,632,115)
                               ---------   ------    ----     ---     -----------   ------------   -----------
Balance, March 31, 1998 (As
  Restated, See Note 2)......  4,291,269    4,291     500       1      11,390,818    (13,224,603)   (1,829,493)
Conversion of Series B stock
  to common stock............        500        1    (500)     (1)             --             --            --
Issuance of warrants for
  debt.......................         --       --      --      --         345,000             --       345,000
Capitalization of below
  market interest rate loan
  from a related party.......         --       --      --      --         452,738             --       452,738
Net loss.....................         --       --      --      --              --     (1,180,113)   (1,180,113)
                               ---------   ------    ----     ---     -----------   ------------   -----------
Balance, March 31, 1999......  4,291,769   $4,292      --     $--     $12,188,556   $(14,404,716)  $(2,211,868)
                               =========   ======    ====     ===     ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                          GUNTHER INTERNATIONAL, LTD.

                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                 1999            1998
                                                              -----------    ------------
                                                                             (AS RESTATED
                                                                             SEE NOTE 2)
Cash flows from operating activities:
  Net loss..................................................  $(1,180,113)   $(2,632,115)
     Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
     Depreciation and amortization..........................      550,265        681,623
     Provision for doubtful accounts........................       40,000             --
     Related party note payable interest accrual............      118,500             --
     Cumulative effect of accounting change.................      622,953             --
     Loss on investment.....................................           --         10,000
     Changes in operating assets and liabilities:...........           --
       Decrease (increase) in accounts receivable...........   (1,194,073)       271,984
       Decrease (increase) in inventories...................     (249,702)         5,583
       Increase in prepaid expenses.........................      (33,444)       (43,350)
       Increase (decrease) in accounts payable..............     (487,037)       417,899
       Increase in accrued expenses.........................      154,524        517,951
       Increase (decrease) in deferred service contract
        revenue.............................................     (277,862)       294,760
       Increase (decrease) in billings in excess of costs
        and estimated earnings on uncompleted contracts,
        net.................................................     (389,422)     1,369,269
                                                              -----------    -----------
          Net cash provided by (used for) operating
             activities.....................................   (2,325,411)       893,604
                                                              -----------    -----------
Cash flows from investing activities:
  Acquisitions of property and equipment....................     (230,853)      (198,672)
  Preproduction costs and other assets......................       18,017       (332,885)
  Proceeds from sale of investment..........................       20,000             --
                                                              -----------    -----------
          Net cash used for investing activities............     (192,836)      (531,557)
                                                              -----------    -----------
Cash flows from financing activities:
  Repayment of notes payable and long-term debt.............   (2,873,347)      (237,894)
  Proceeds from notes payable and long-term debt............    5,701,169        171,515
  Transfer to restricted cash...............................     (150,000)            --
  Net proceeds from sale of common stock and warrants.......           --         15,000
                                                              -----------    -----------
          Net cash provided by (used for) financing
             activities.....................................    2,677,822        (51,379)
                                                              -----------    -----------
Net increase in cash........................................      159,575        310,668
Cash, beginning of year.....................................      572,368        261,700
                                                              -----------    -----------
Cash, end of year...........................................  $   731,943    $   572,368
                                                              ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................  $   293,105    $   220,123
  Cash paid for income taxes................................       26,311             --

   The accompanying notes are an integral part of these financial statements.

                          GUNTHER INTERNATIONAL, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998

1.  BUSINESS:

     Gunther International, Ltd. (the "Company") designs, develops, assembles, markets and services high speed systems that automatically assemble printed documents, fold, staple or bind the documents and insert completed documents into appropriate envelopes for mailing or other distribution. The Company was incorporated in Delaware in 1978 and currently operates from its facilities located in Norwich, Connecticut.

     The Company's products were developed in the mid-1980's to meet a need for greater reliability and integrity in document finishing systems. These products are dependent upon proprietary technology and require specially skilled engineers and technicians to design, enhance and produce them to meet customer needs.

2.  RESTATEMENT:

     The accompanying financial statements as of and for the year ended March 31, 1998 were restated in the Company's amended Form 10-KSB filed with the Securities and Exchange Commission on January 14, 1999. The Company also restated the financial statements as of and for the year ended March 31, 1997 in the same filing. During the course of completing the fiscal 1998 year-end audit, certain errors were discovered. After further investigation, it was determined that accounts receivable were overstated and accounts payable and deferred service revenues were understated at March 31, 1997 and costs and estimated earnings in excess of billings on uncompleted contracts were overstated at March 31, 1998. Also, in connection with the restatement, certain amounts were reclassified between cost of sales, selling and administrative and research and development expenses to more appropriately reflect the results of operations. The effect of the restatement for the year ended March 31, 1997 was to reduce operating results to a net loss of $(1,334,690), or $(0.32) per share, from net income of $258,889, or $0.06 per share. The effect of the restatement for the year ended March 31, 1998 was to decrease the net loss to $(2,632,115), or $(0.61) per share, from a net loss of $(2,701,819), or $(0.63) per share.

3.  SIGNIFICANT ACCOUNTING POLICIES:

  Revenue recognition -

     The Company recognizes systems sales using the percentage of completion method for its high-speed assembly equipment and recognizes sales as products are delivered for its inc.jet imagers. Systems sales for its high-speed assembly equipment include a percentage of the earnings expected to be realized based on costs incurred compared with estimated total costs. Changes to total estimated contract costs are recognized in the period they are determined. Revenues recognized in excess of amounts billed are included in current assets. Amounts billed in excess of revenues recognized to date are included in current liabilities.

  Cash and cash equivalents -

     For purposes of cash flow information, the Company considers short-term investments purchased with a maturity of three months or less to be cash equivalents.

  Allowance for doubtful accounts -

     The Company evaluates the collectibility of accounts receivable on a case by case basis and makes allowances for accounts deemed uncollectible. As of March 31, 1999 and 1998, the Company had recorded an allowance of approximately $23,000 for potential uncollectible accounts receivable.

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

  Property and equipment -

     Depreciation and amortization of property and equipment is charged against income over the estimated useful lives of the respective assets using the straight-line method as follows:

                                                             LIVES
                                                         -------------
Machinery and equipment................................      3-7 years
Furniture and fixtures.................................        7 years
Leasehold improvements.................................  Life of lease

  Excess of cost over fair value of net assets acquired -

     The excess of cost over the fair value of net assets acquired ("goodwill") resulted from the acquisition of the Company by a new stockholder group in 1992 and is being amortized over its estimated life of 20 years. As of March 31, 1999 and 1998, accumulated amortization was $1,471,212 and $1,247,747, respectively. The realization of the carrying value of the Company's assets, including the goodwill is dependent on the Company's ability to sustain profitable operations in the future. If objective evidence becomes known indicating the carrying value of the goodwill has been impaired, the Company will record a charge reducing the carrying value.

  Deferred preproduction costs -

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998 but earlier application was encouraged by the AICPA. The Company elected an early application of SOP 98-5, effective April 1, 1998, resulting in a write-off of $622,953 of previously deferred costs. The initial application of SOP 98-5 is reported as the cumulative effect of a change in accounting principle. Had this SOP been applied as of April 1, 1997, the Company would have reported a loss before the cumulative effect of this change in accounting of $2,797,879 or $0.65 per share. Accumulated amortization was $336,799 as of March 31, 1998.

  Research and development -

     Expenses associated with research and development activities are expensed as incurred.

  Deferred service contract revenue -

     Deferred service contract revenue represents amounts received as advance payments for maintenance service. The Company's standard payment terms require prepayment on a quarterly or annual basis. Revenue from such contracts is deferred and recognized on a straight-line basis over the term of the contract.

  Product warranties -

     The Company provides a warranty on each product for a period of 90 days after installation. Warranty expense for the years ended March 31, 1999 and 1998, totaled approximately $282,550 and $215,000, respectively.

  Income taxes -

     The Company accounts for income taxes using the provisions of the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". As of March 31, 1999 and 1998, the Company has a net deferred income tax benefit relating to temporary differences in the recognition of items for financial accounting and income tax reporting purposes of approximately $4.8 million and $4.4 million, respectively, which was fully reserved. Temporary differences relate principally to net operating loss carryforwards and financial accounting accruals for certain expenses which will be deducted for income tax reporting purposes upon payment. Provisions for minimum state taxes are provided through a charge to operating expenses and are not material in all periods presented.

     At March 31, 1999, the Company has net operating loss carryforwards of approximately $11.1 million available to be applied against both future federal and state taxable income. The federal and state loss carryforwards expire at various dates from 2000 through 2012. The benefits of these loss carryforwards have not been recorded in the Company's financial statements.

     The Company's ability to utilize tax loss carryforwards is dependent upon many factors including the ability of the Company to achieve profitability and avoiding a fifty percent "ownership change" as defined in Section 382 of the Internal Revenue Code. If there is an "ownership change", the tax loss carryforwards available to the Company may be significantly reduced or eliminated.

  Royalty expense -

     The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 10). Royalties due under these agreements are expensed as incurred.

  Net income (loss) per share -

     For purposes of computing basic and diluted earnings per share, weighted average common shares for fiscal 1999 and 1998 were 4,291,769 and 4,288,380, respectively. Common stock equivalents were not used in the calculation of diluted earnings per share as they had a antidilutive effect on earnings per share. Common stock equivalents outstanding at March 31, 1999 and 1998 were 1,114,539 and 330,740, respectively.

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

  Recently issued accounting standards -

     Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for the periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income which are excluded from net income include cumulative translation adjustments resulting from consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities. The Company has adopted SFAS 130 for the year ended March 31, 1999 and determined there was no difference between total comprehensive income and net income. Accordingly, no change in presentation on the face of the Statement of Operations is required.

     Segment Information. Effective March 31, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131). This statement establishes the standards for reporting information about segments in annual and interim financial statements. SFAS 131 introduces a new model for segment reporting, i.e. -- the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company considers the sales and service of its products to be one segment of business; therefore, no additional segment information is required.

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

4.  INVENTORIES:

     Inventories consist of the following:

                                                                     1999          1998
                                                                  ----------    ----------
    Raw materials...............................................  $1,639,625    $1,349,301
    Work-in-process.............................................     197,592        76,483
                                                                  ----------    ----------
                                                                   1,837,217     1,425,784
    Less: Valuation reserve.....................................    (330,663)     (168,932)
                                                                  ----------    ----------
                                                                  $1,506,554    $1,256,852
                                                                  ==========    ==========

5.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

     The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts as of March 31, 1999 and 1998:

                                                                     1999          1998
                                                                  ----------    ----------
    Costs incurred on uncompleted contracts.....................  $3,544,031    $3,252,164
    Estimated earnings..........................................   1,638,821     2,381,249
                                                                  ----------    ----------
                                                                   5,182,852     5,633,413
    Less: Billings to date......................................  (5,530,000)   (6,369,983)
                                                                  ----------    ----------
                                                                  $ (347,148)   $ (736,570)
                                                                  ==========    ==========
    Included in the accompanying balance sheets under the
      following captions:
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.....................................  $  864,525    $  861,219
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.....................................  (1,211,673)   (1,597,789)
                                                                  ----------    ----------
                                                                  $ (347,148)   $ (736,570)
                                                                  ==========    ==========

6.  FINANCING ARRANGEMENTS:

     Notes payable and long-term debt at March 31, 1999 and 1998 consisted of the following:

                                                                     1999          1998
                                                                  ----------    ----------
    Line of credit, maximum of $350,000 (see below).............  $       --    $  350,000
    Line of credit, maximum of $1,750,000 (see below)...........          --     1,701,169
    Note payable to a stockholder (see below)...................   1,332,431            --
    Note payable to a stockholder (see below)...................   3,189,500            --
    Note payable to a vendor, bearing interest at prime plus 1%, payable in monthly installments of interest only until
      September 30, 1995 and then equal quarterly principal
      installments of $35,541 plus interest, through June 30,
      1998, unsecured...........................................          --       284,335
    Note payable to a bank, bearing interest at 10.5%, payable in monthly installments of $405 of principal and interest,
      due October 1997, secured by investment...................          --        25,325
    Other.......................................................      25,759        38,276
                                                                  ----------    ----------
                                                                   4,547,690     2,399,105
    Less: Current maturities of long-term debt..................  (1,013,440)     (514,554)
                                                                  ----------    ----------
                                                                  $3,534,250    $1,884,551
                                                                  ==========    ==========

As of March 31, 1999, maturities of notes payable and long-term debt, during the next five years were as follows:

  FISCAL YEAR
ENDING MARCH 31,                                          AMOUNT
----------------                                         ---------
2000...................................................  1,013,440
  2001.................................................     10,078
2002...................................................      2,242
2003...................................................         --
2004...................................................  2,189,500
Thereafter.............................................  1,332,430

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

     The principal balance of the $4.0 million debt is to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, $400,000 on October 1, 1999 and the balance shall be due on October 1, 2003. Interest shall be paid quarterly, at the rate of 8% per annum beginning January 1, 1999 and continuing until the principal and interest due is paid in full. The Company did not make its required payments on their respective due dates and certain other information required by the loan agreement was not provided to the New Lender. The New Lender waived these deficiencies. As of March 31, 1999, all amounts due on the debt had been paid. Should the Company be unable to meet the repayment terms required in fiscal 2000, the New Lender will be willing to renegotiate the payment terms based upon available cash flow. The debt is secured by a first priority interest in all tangible and intangible (excluding patents and trademarks) personal property and a secondary interest in patents and trademarks.

     To induce the New Lender to enter into the financing transaction, the Company granted the New Lender a stock purchase warrant entitling the New Lender, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share. The warrant was valued at $345,000 at the time of the lending and was included in additional paid-in capital, reducing the debt value to $3,655,000. The effective interest rate for the loan is 9.8%. The imputed interest between the face value of the note and the note value based on the effective interest rate will be added to the principal loan balance until the full face value is recorded.

     In addition, the Company, the New Lender, the Estate and other shareholders (Park Investment Partners, Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of the Company's stock held by them in favor of (i) that number of persons nominated by the New Lender constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and (iii) one person nominated by Park Investment Partners.

     The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by a security interest in all tangible and intangible personal property and is subordinated to all rights of the New Lender. The Company has recorded the promissory note at an effective interest rate of 10.5%, reducing the principal balance to $1.3 million. The balance of $453,000 was recorded as additional paid-in capital. The imputed interest between the face value of the note and the note value based on the effective interest rate will be added to the principal loan balance until the full face value is recorded.

7.  CAPITAL STOCK AND EQUITY:

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

     Also, in connection with the offering, the Company sold to the underwriters, for nominal consideration, the "Underwriters' Warrants". These warrants entitle the holders to purchase 100,000 units (one share of common stock and one warrant to purchase one share of common stock) at an exercise price of $7.50 per unit, subject to adjustment in certain events. The Underwriters' Warrants were non-callable and expired in December 1998.

     As of March 31, 1998, the Company had outstanding 156,666 warrants to purchase one share of the Company's common stock for $4.00 per share, which expired in December 1998. During fiscal year 1996, the Company also issued 25,000 warrants to purchase one share of common stock for $4.00 per share in connection with a note payable to a stockholder. These warrants expire in August 2000.

     In connection with the acquisition (see Note 3), the Company issued warrants to certain individuals who provided interim financing to the Company. Under the terms of this financing, the noteholders received Class A voting convertible preferred stock at a price of $.75 per share and warrants to purchase 43,067 shares of common stock at a price of $1.88 per share. These warrants remained outstanding at March 31, 1997.

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

     In fiscal 1999, the Company granted options under the above plan to acquire up to an aggregate of 100,000 shares of the Company's common stock at an exercise price of $1.88 per share, which approximated fair market value at the date of the grants. The options vest ratably over five years and expire ten years after the date of grant. The Company also granted 185,000 options, exercisable at $1.50 per share which approximated fair market value at the date of the grants, to two officers. The options vest at various times over no more than three years and expire five years from the date of grant. No options were granted in fiscal year 1998.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosures required under SFAS 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS 123.

     The weighted average assumptions used are as follows:

                                                                   1999
                                                                ----------
Risk free interest rate.....................................    5.00-5.75%
Expected dividend yield.....................................       None
Expected lives..............................................     5 years
Expected volatility.........................................     176-182%

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss applicable to common stockholders and pro forma net loss per common share would have been:

                                                               1999           1998
                                                            -----------    -----------
Net loss earnings applicable to common stockholders:
  As reported.............................................  $(1,180,113)   $(2,632,115)
  Pro forma...............................................   (1,403,410)    (2,692,116)
Pro forma basic net loss per share:
  As reported.............................................        (0.27)         (0.61)
  Pro forma...............................................        (0.33)         (0.61)

     A summary of the status of the Company's stock option grants at March 31, 1999 and 1998 and changes during the years then ended is presented in the table below:

                                           1999                    1998
                                   ---------------------    -------------------
                                                WTD AVG                WTD AVG
                                    SHARES      EX PRICE    SHARES     EX PRICE
                                   ---------    --------    -------    --------
Outstanding at beginning of
  year...........................    275,000     $3.12      275,000     $3.12
Granted..........................    285,000      1.63           --        --
Cancelled........................   (160,000)    (3.33)          --        --
                                   ---------     -----      -------     -----
Outstanding at end of year.......    400,000     $1.98      275,000     $3.12
                                   =========     =====      =======     =====
Exercisable at end of year.......    151,666     $2.00      250,000     $2.87
                                   =========     =====      =======     =====
Weighted average fair value of
  options granted................  $    1.44                    N/A
                                   =========                =======

9.  RELATED PARTY TRANSACTIONS:

     During the year ended 1997, the Company loaned $40,000 to an officer of the Company. The note requires simple interest at 8.75% per annum and the maturity date is September 9, 1998. The officer left the employ of the Company in November 1998. This loan is included in accounts and notes receivable from stockholders at March 31, 1999 and 1998 and has been fully reserved at March 31, 1999.

     During the year ended 1998, the Company borrowed $150,000 from a stockholder. The note does not have a stated interest rate or maturity date. This loan is included in Note Payable to Stockholder at March 31, 1999 and 1998.

     See Note 6 for related party participation in the October 2, 1998 $5.7 million comprehensive financing transaction.

10.  COMMITMENTS AND CONTINGENCIES:

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

     Effective December 31, 1995, the parties entered into a new agreement completely amending and restating the Company's obligations under the Development Agreements (the "Amended and Restated Development Agreement"). Under the Amended and Restated Development Agreement, (i) CII agreed to surrender to the Company the 500 shares of Class B preferred stock formerly held by CII, (ii) the Company agreed to make royalty payments to CII based on a revised formula calculated with respect to future systems sales of the Company, and (iii) CII agreed to waive all prior unpaid royalties owed and any prior defaults of the Company under the Development Agreements.

     The revised royalty formula contained in the Amended and Restated Development Agreement requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales of the Company cumulatively and provides for minimum payments for each fiscal year as follows:

                                          TOTAL MINIMUM
FISCAL YEAR                           PAYMENTS FOR THE YEAR
-----------                           ---------------------
2000................................        $106,250
2001................................         125,000
2002................................         137,500
2003................................         131,250
                                            --------
                                            $500,000
                                            ========

     If, during any quarter, the royalty computation does not exceed the minimum payment derived from the foregoing table, the minimum payment would be made instead of the actual computed royalty amount. CII continues to have a security interest in all of the Company's patents, trademarks and other assets as collateral for the payment of the royalty obligations, but CII has agreed to subordinate its security interest (except for its security interest in patents and trademarks) in the event that the Company enters into a financing arrangement with an institutional lender. CII agreed to subordinate its security interest in all tangible and intangible personal property to the New Lender. See
Note 6. The Company recorded $100,000 and $55,000 as royalty expense for fiscal years 1999 and 1998, respectively.

  Contingencies -

     On July 9, 1998, a purported class action lawsuit was filed against the Company, James H. Whitney, former chief executive officer of the Company and Frederick W. Kolling III, former chief financial officer of the Company, asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff, Ms. Arlene Greenberg, and all other persons and entities who purchased shares of Company Common Stock during the period from August 14, 1997 through June 23, 1998.

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

     On January 4, 1999, the Court consolidated the two actions into one. The plaintiffs filed an amended consolidated complaint on May 28, 1999. The defendants, including the Company, have been given 45 days after the filing of the amended complaint in which to file a response.

     The amended and consolidated complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The prayers for relief request compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees and expert fees, incurred in connection with the action.

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

  Other commitments -

     The Company has a royalty agreement with certain founding stockholders whereby the Company will pay an amount equal to 1% of all the Company's sales (as defined) commencing on the date of a public offering of the Company's common stock. An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under this agreement terminate upon the payment of royalties aggregating $12,000,000. For the years ended March 31, 1999 and 1998, royalties expensed under this agreement totaled $207,000 and $156,000, respectively. Total royalties expensed under this agreement is $700,000 through March 31, 1999.

     During fiscal 1998, the Company entered into an agreement related to the development and use of certain inkjet technology. This agreement will require the Company to pay royalties of 1% of inkjet sales up to a maximum of $5,000,000 over the next ten years. For the year ended March 31, 1999, royalties expensed under this agreement totaled approximately $5,000.

     As of March 31, 1999, the Company had a performance bond with a customer requiring the Company to deliver its product and meet the terms of the contract. The Company has issued a $150,000 letter of credit backing the performance bond.

  Leases -

     The Company leases its office and manufacturing facility under an operating lease which provides for monthly rental of $27,875 through September 1998 and $30,000 from September 1998 through September 1999. The Company is leasing the facility on a three year agreement through September 30, 1999. Under this agreement, the Company is responsible for paying all operating costs and maintenance. The Company also leases certain office equipment under an operating lease agreement which expires in fiscal year 2001. Lease expense for the years ended March 31, 1999 and 1998, totaled approximately $380,000 and $374,000, respectively. Future minimum rental payments for equipment total $37,000 and $6,000 for fiscal years 2000 and 2001, respectively.

11.  EMPLOYEE BENEFIT PLANS:

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

12.  SIGNIFICANT CUSTOMERS AND BUSINESS CONCENTRATION:

     Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods are derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During the years ended March 31, 1999 and 1998, sales to one customer accounted for 15% and 21% of net sales, respectively.