Form 10-Q
period 1999-06-30
GUNTHER INTERNATIONAL LTD
filed 1999-08-12
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from __________ to __________

                         Commission File Number: 0-22994

                           GUNTHER INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                                              51-0223195
          (State or other jurisdiction of                              (I.R.S. Employer
          incorporation or organization)                               Identification No.)

          ONE WINNENDEN ROAD, NORWICH, CONNECTICUT                            06360
          (Address of principal executive offices)                         (Zip Code)

                                  860-823-1427
                           (Issuers Telephone Number)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last year)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X                           NO

The number of shares of the Registrant's Common stock outstanding as of July 31, 1999 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                           YES                                NO  X

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                                                Page
                                                                                                ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.           Financial Statements

                           Condensed Balance Sheets as of June 30, 1999
                                and March 31, 1999                                                3

                           Condensed Statements of Operations for the three
                                months ended June 30, 1999 and 1998                               4

                           Condensed Statements of Cash Flows for the three
                                months ended June 30, 1999 and 1998                               5

                           Notes to Condensed Financial Statements                               6-7

Item 2.           Management's Discussion and Analysis or  Plan of Operation                     8-11


                           PART II - OTHER INFORMATION

Item 2.           Legal Proceedings                                                               12

Item 4.           Submission of Matters to a Vote of Security Holders                             12

Item 6.           Exhibits and Reports on Form 8-K                                                12

Signatures                                                                                        13

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                           Gunther International, Ltd.
                            Condensed Balance Sheets
                     As of June 30, 1999 and March 31, 1999

                                                                 June 30, 1999        March 31, 1999
                                                                  ------------         ------------
Assets
Current Assets:
     Cash                                                         $    325,455         $    731,943
     Restricted cash                                                   150,000              150,000
     Accounts receivable, net                                        2,104,453            1,520,201
     Costs and estimated earnings in excess
          of billings on uncompleted contracts                         389,476              864,525
     Inventories                                                     1,113,225            1,506,554
     Prepaid expenses                                                  102,193               95,263
                                                                  ------------         ------------
          Total current assets                                       4,184,802            4,868,486
                                                                  ------------         ------------

Property and Equipment:
    Machinery and equipment                                          1,464,255            1,370,552
     Furniture and fixtures                                            358,440              320,262
     Leasehold improvements                                            255,642              255,017
                                                                  ------------         ------------
                                                                     2,078,337            1,945,831
     Less - accumulated depreciation and
          amortization                                              (1,165,867)          (1,079,954)
                                                                  ------------         ------------
                                                                       912,470              865,877
                                                                  ------------         ------------
 Other Assets:
     Excess of costs over fair value of net
          assets acquired, net                                       2,942,491            2,998,357
    Other                                                               70,327               73,927
                                                                  ------------         ------------
                                                                     3,012,818            3,072,284
                                                                  ------------         ------------
                                                                  $  8,110,090         $  8,806,647
                                                                  ============         ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current maturities of long-term debt - related parties        $    700,000         $  1,000,000
    Current maturities of long-term debt - other                        13,440               13,440
    Accounts payable                                                 2,018,281            2,436,430
    Accrued expenses                                                   988,194            1,151,518
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                             678,650            1,211,673
    Deferred service contract revenue                                2,243,157            1,521,204
    Note payable to stockholder                                        150,000              150,000
                                                                  ------------         ------------
        Total current liabilities                                    6,791,722            7,484,265
                                                                  ------------         ------------

Long-term debt, less current maturities:
    Related parties                                                  3,581,180            3,521,931
    Other                                                                8,533               12,319
                                                                  ------------         ------------
        Total long-term debt                                         3,589,713            3,534,250
                                                                  ------------         ------------

Commitments and contingencies (Note 4)

Stockholders' Equity (Deficit):
    Common stock                                                         4,292                4,292
    Additional paid-in capital                                      12,188,556           12,188,556
    Accumulated deficit                                            (14,464,193)         (14,404,716)
                                                                  ------------         ------------
        Total Stockholders' Equity (Deficit)                        (2,271,345)          (2,211,868)
                                                                  ------------         ------------
                                                                  $  8,110,090         $  8,806,647
                                                                  ============         ============

           See accompanying notes to Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Operations
                  For the quarters ended June 30, 1999 and 1998

                                                    1999                1998
                                                 -----------         -----------
Sales:
   Systems                                       $ 3,418,144         $ 1,966,858
   Maintenance                                     2,277,197           2,157,871
                                                 -----------         -----------
        Total sales                                5,695,341           4,124,729
                                                 -----------         -----------

Cost of sales:
   Systems                                         2,353,470           1,832,018
   Maintenance                                     2,011,776           1,435,119
                                                 -----------         -----------
        Total cost of sales                        4,365,246           3,267,137
                                                 -----------         -----------
Gross profit                                       1,330,095             857,592
                                                 -----------         -----------

Operating expenses:
   Selling and marketing                             401,646             670,225
   Research and development                          359,150             203,440
   General and administrative                        502,291             536,034
                                                 -----------         -----------
       Total operating expenses                    1,263,087           1,409,699
                                                 -----------         -----------

Operating income (loss)                               67,008            (552,107)
   Interest expense, net                            (126,484)           (105,010)
                                                 -----------         -----------
Loss before accounting change                        (59,476)           (657,117)
   Cumulative effect of accounting change               --              (622,953)
                                                 -----------         -----------
Net loss                                             (59,476)         (1,280,070)
                                                 ===========         ===========

Basic and Diluted Loss per share:
Loss before cumulative effect of
   change in accounting principle                $     (0.01)        $     (0.15)
Cumulative effect of accounting change                  --                 (0.15)
                                                 -----------         -----------
    Loss per share                               $     (0.01)        $     (0.30)
                                                 ===========         ===========

Weighted average number of common
     shares outstanding                            4,291,769           4,283,269
                                                 ===========         ===========

           See accompanying notes to Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
                  For the quarters ended June 30, 1999 and 1998

                                                                               1999                1998
                                                                            -----------         -----------
Cash flows from operating activities:
      Net loss                                                              $   (59,476)        $(1,280,070)
         Adjustments to reconcile net loss to net cash
             used for operating activities:
         Depreciation and amortization                                          145,379             134,064
         Provision for doubtful accounts                                           --                40,000
         Cumulative effect of accounting change                                    --               622,953
         Changes in operating assets and liabilities:
            Increase in accounts receivable                                    (584,252)           (787,774)
            Decrease in inventories                                             393,329              58,271
            Decrease (increase) in prepaid expenses                              (6,930)             16,026
            Decrease in accounts payable                                       (418,149)           (305,773)
            Increase (decrease) in accrued expenses                            (163,324)             99,171
            Increase (decrease) in deferred service contract revenue            721,953            (319,024)
            Increase (decrease) in billings in excess of costs and
               estimated earnings on uncompleted contracts, net                 (57,974)          1,407,676
                                                                            -----------         -----------
               Net cash used for operating activities                           (29,444)           (314,480)
                                                                            -----------         -----------

Cash flows from investing activities:
      Acquisitions of property and equipment                                   (132,506)            (41,672)
      Preproduction costs and other assets                                         --               (14,720)
      Proceeds from sale of investment                                             --                20,000
                                                                            -----------         -----------
              Net cash used for investing activities                           (132,506)            (36,392)
                                                                            -----------         -----------

Cash flows from financing activities:
      Repayment of notes payable and long-term debt                            (244,538)            (63,814)
                                                                            -----------         -----------
              Net cash used for financing activities                           (244,538)            (63,814)
                                                                            -----------         -----------
Net decrease in cash                                                           (406,488)           (414,686)
Cash, beginning of period                                                       731,943             572,368
                                                                            -----------         -----------
Cash, end of period                                                         $   325,455         $   157,682
                                                                            ===========         ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                $    77,295         $    51,522
      Cash paid for income taxes                                                   --                10,000



           See accompanying notes to Condensed Financial Statements.

                           GUNTHER INTERNATIONAL, LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year.

2.   ACCOUNTING CHANGE:

     In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The cumulative effect of the change in accounting principle was to increase the net loss for the three months ended June 30, 1998 by $622,953, or $0.15 per share.

3.   LONG - TERM DEBT:

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

     In addition, the Company, the New Lender, the Estate and certain other shareholders (Park Investment Partners, Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of the Company's stock held by them in favor of
(i) that number of persons nominated by the New Lender constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and (iii) one person nominated by Park Investment Partners.

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

         On January 4, 1999, the Court consolidated the two actions into one. The plaintiffs filed an amended consolidated complaint on May 28, 1999. The defendants, including the Company, have been given until September 3, 1999 to file a response.

         Among other things, the complaints allege that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees and expert fees, incurred in connection with the action.

         Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

SALES: Systems sales for the quarter ended June 30, 1999 included sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems and ancillary products. Sales for high-speed assembly systems and upgrades are recorded on the percentage of completion basis. Sales for the inc.jet imager systems, which totaled $498,000 are recorded as systems are shipped. Systems sales for the quarter ended June 30, 1998 included sales from the high-speed assembly systems and upgrades to previously sold systems.

Total sales for the three months ended June 30, 1999 were $5.7 million, an increase of 38% over the comparable period of the prior year. Systems sales for the three months ended June 30, 1999 were $3.4 million, an increase of 74% over the comparable period of the prior year. The increase in system sales was primarily due to more systems in progress during the three months ended June 30, 1999 as compared to the comparable period of the prior year. Maintenance sales for the three months ended June 30, 1999 were $2.3 million, an increase of 6% over the comparable period of the prior year. An increase in contracted maintenance sales of 8% was partially offset by a decrease in ancillary maintenance services. At June 30, 1999 and 1998, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $2.0 million and $8.1 million, respectively. The June 30, 1999 backlog is expected to be substantially complete by September 30, 1999. The backlog at June 30, 1998 was higher than normal due to the cash flow difficulties the Company was experiencing prior to the October 2, 1998 financing which made obtaining parts for systems in process more difficult. As a result, the Company was unable to complete its outstanding orders in a timely manner and the backlog increased to abnormal levels.

GROSS PROFIT: Gross profit as a percentage of total sales for the three months ended June 30, 1999 increased to 23% from 21% for the comparable period of the prior year. Gross profit as a percentage of systems sales for the three months ended June 30, 1999 increased to 31% from 7% for the comparable period of the prior year. The increase in the gross profit percentage was a result of more systems in progress during the three months ended June 30, 1999 as compared to the comparable period of the prior year resulting in less indirect manufacturing overhead costs absorbed by each system in progress during the period. The low gross profit percentage during the three months ended June 30, 1998 was the result of indirect manufacturing overhead costs being absorbed by fewer systems in progress during the period. Gross profit as a percentage of maintenance sales for the three months ended June 30, 1999 decreased to 12% from 33% for the comparable period of the prior year. The decrease in the gross profit percentage is a result of an increase in expenses related to the transition of the service function from the third party service provider to the Company's own internal maintenance personnel. The transition of maintenance services began on April 1, 1999 and is expected to be completed by March 31, 2000. During the quarter ended June 30, 1999, the Company's transition expenses were higher than expected because the number of customer service engineers expected to transition from the third party service provider to the Company was less than anticipated. This resulted in the Company having to recruit and train more personnel than anticipated and to incur additional expenses to provide customer support from the Connecticut location to customer sites. The Company anticipates the gross profit level to improve but remain under 20% through the next quarter as the transition continues.

OPERATING EXPENSES: Selling and marketing expenses, as a percentage of total revenues, for the three months ended June 30, 1999 and 1998, were 7% and 16%, respectively. For the three months ended June 30, 1999, these expenses decreased by 40% to $402,00 from $670,000 for the three months ended June 30, 1998. The decrease was primarily due to a decrease in personnel costs, including wages and commissions, related benefits and travel costs, as well as a shift in personnel in the inc.jet department back to research and development.. During the 1998 quarter, inc.jet personnel were concentrating on bringing the new imager to market. After the introduction of the inc.jet imager to the market, a majority of the inc.jet personnel have concentrated their efforts on enhancements to the inc.jet imager.

Research and development expenses, as a percentage of total revenues, for the three months ended June 30, 1999 and 1998, were 6% and 5%, respectively. For the three months ended June 30, 1999, these expenses increased by 77% to $359,000 from $203,000 for the three months ended June 30, 1998. The primary focus of the research and development in the three months ended June 30, 1999 was the further development of enhancements to the current product line of systems and the inc.jet imager.

General and administrative expenses, as a percentage of total revenues, for the three months ended June 30, 1999 and 1998, were 9% and 13%, respectively. For the three months ended June 30, 1999, these expenses decreased by 6% to $502,000 from $536,000 for the three months ended June 30, 1998, primarily due to a decrease in executive salaries and professional services, partially offset by an increase in royalties.

Interest expense, net, increased to $126,000 in the three months ended June 30, 1999 from $105,000 in the three months ended June 30, 1998 due to the interest on the debt from the October 2, 1998 financing transaction described below.

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

         During the three months ended June 30, 1999 and 1998, the Company had a negative cash flow from operations of $29,000 and $314,000, respectively. The improvement in the cash flow from operations was primarily due to the operating income improvement of $619,000, offset by net changes in accounts payable and accrued expenses.

         During the three months ended June 30, 1999 and 1998, the Company used cash for investing activities of $133,000 and $36,000, respectively, to purchase machinery and equipment. Machinery and equipment purchased during 1999 includes the construction of a training system to train incoming customer service engineers.

         During the three months ended June 30, 1999 and 1998, the Company used cash for financing activities of $245,000 and $64,000, respectively. In 1999, the cash was used primarily to pay down long-term debt primarily associated with the October 2, 1998 financing transaction.

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

         Except for the financing transaction with Gunther Partners LLC (the "New Lender"), the Company does not have commitments for outside funding of any kind. In addition, the Loan and Security Agreement entered into between the Company and the New Lender expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the New Lender. The Company must depend, therefore, on current cash balances and the generation of sufficient internally generated funds to finance its operations during the balance of fiscal 2000 and thereafter. At June 30, 1999, the Company had cash and cash equivalents of approximately $475,000, as well as approximately $2.1 million of accounts receivable. The Company's accounts receivable have increased by approximately $1.2 million since the end of the prior fiscal year. The increase was primarily attributable to an increase in inc.jet sales and an increase in maintenance receivables.

The required payments for the remainder of fiscal year 2000 under the Loan and Security Agreement total $700,000 in monthly installments of $100,000 from July 1999 through September 1999 and $400,000 in October 1999. The payment for July 1999 had not been made as of July 31, 1999. The New Lender, a related party, has indicated that it would be willing to renegotiate the payment terms based upon available cash flow such that the payment terms would be acceptable to both the Company and the New Lender.

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

On a going forward basis, management believes that the Company has sufficient cash and cash equivalents, together with the cash expected to be derived from additional sales and maintenance revenues, to meet the Company's cash needs for the remainder of fiscal 2000. As stated above, if the Company is unable to meet its payment obligations in accordance with the Loan and Security Agreement, the New Lender has indicated it would be willing to renegotiate the payment terms based upon available cash flow. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

THE COMPANY'S STATE OF READINESS

         The Company has completed evaluating its critical information-technology systems for year 2000 compliance, including its significant computer systems, software applications and related equipment. Important computer systems used by the Company include those used in developing products and in communicating with and servicing customers. Important computer systems used in financial and administrative management include the general ledger, inventory control and purchasing. As of the date of this report, the Company believes that substantially all of its internal operating systems are year 2000 compliant. The remaining noncompliant systems are noncritical in nature and have readily available solutions. The Company believes these systems will be year 2000 compliant by December 31, 1999.

         None of the Company's products have time sensitive applications. Thus, the Company believes that all of the material products that it currently sells are year 2000 compliant. However, as many of the Company's systems and products are complex, interact with third-party products, and operate on computer systems that are not under the Company's direction and control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. While the Company's products will continue to function through the year 2000, the Company is testing systems in the field to determine if the computers associated with those systems are year 2000 compliant. If a computer or the software is not year 2000 compliant and the customer desires to upgrade his system, there are various low cost solutions offered by the Company. However, it is not necessary for a system to be updated in order to be able to process the customer's applications.

         The Company has identified key suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company plans to distribute questionnaires relating to year 2000 compliance to its significant suppliers and vendors within the next quarter. The Company also intends to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

         The Company is continuing to evaluate the potential year 2000 impact on its facilities, including its building and utility systems. To date, the Company does not believe there are any significant issues that could seriously disrupt operations. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

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

CONTINGENCY PLANS

         The Company is assessing the need to develop contingency plans in various operating areas that will allow its primary business operations to continue despite potential disruptions due to year 2000 issues. These plans may include identifying and securing other suppliers, increasing inventories and modifying production facilities and schedules. As the Company continues to evaluate year 2000 readiness of its business systems and facilities, products, and significant suppliers, vendors and customers, it will modify and adjust its contingency plan as may be required.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans,' "expects," and other such similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; the continued availability of financing; and the expenses associated with Year 2000 compliance. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

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

         On January 4, 1999, the Court consolidated the two actions into one. The plaintiffs filed an amended consolidated complaint on May 28, 1999. The defendants, including the Company, have been given until September 3, 1999 to file a response.

         Among other things, the complaints allege that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees and expert fees, incurred in connection with the action.

         Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         A. The 1998 Annual Meeting of Shareholders was held on April 12, 1999 at The Regency hotel in New York, New York.

         B.  The following individuals were elected as directors at the Annual
             Meeting:

                                            Votes For         Votes Withheld
                                            ---------         --------------
1.       J. Kenneth Hickman                 2,406,542             4,000
2.       Steven S. Kirkpatrick              2,406,542             4,000
3.       Gerald H. Newman                   2,406,542             4,000
4.       Marc I. Perkins                    2,405,542             5,000
5.       Robert Spiegel                     2,406,542             4,000
6.       George A. Snelling                 2,406,542             4,000
7.       Thomas M. Steinberg                2,406,542             4,000

         C. Arthur Andersen LLP, independent certified public accountants, were ratified as independent auditors for the fiscal year ending March 31, 1999 by a vote of 2,408,032 for, 2,500 against and 10 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

             27. Financial Data Schedule

         (B) Reports on Form 8-K

             None.

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



         /s/ Michael M. Vehlies                            Date: August 12, 1999
         ----------------------
         Michael M. Vehlies
         Chief Financial Officer and Treasurer
         (On behalf of the Registrant and as
         Principal Financial and Accounting Officer)