Form 10-Q
period 1999-09-30
GUNTHER INTERNATIONAL LTD
filed 1999-11-15
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 1999

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


                                  860-823-1427
                           (Issuers Telephone Number)

                                 Not Applicable
 (Former name, former address and former fiscal year,if changed since last year)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  [X]                            NO  [ ]

The number of shares of the Registrant's Common stock outstanding as of October 31, 1999 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                    YES  [ ]                            NO  [X]

                           GUNTHER INTERNATIONAL, LTD.

                                      Index
                                      -----

                                                                                  Page
                                                                                  ----

                PART I - CONDENSED FINANCIAL INFORMATION
Item 1.       Financial Statements

                       Condensed Balance Sheets as of September 30, 1999
                         and March 31, 1999                                         3

                       Condensed Statements of Operations for the three
                         and six months ended September 30, 1999 and 1998           4

                       Condensed Statements of Cash Flows for the six
                         months ended September 30, 1999 and 1998                   5

                       Notes to Condensed Financial Statements                    6-7

Item 2.       Management's Discussion and Analysis or  Plan of Operation         8-12


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                13

Item 4.           Submission of Matters to a Vote of Security Holders              13

Item 6.           Exhibits and Reports on Form 8-K                                 14

Signatures                                                                         15

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                           Gunther International, Ltd.
                            Condensed Balance Sheets
                   As of September 30, 1999 and March 31, 1999

                                                                   September 30, 1999     March 31, 1999
                                                                   ------------------     --------------
                                                                       (unaudited)
Assets
Current Assets:
     Cash                                                              $   431,092         $   731,943
     Restricted cash                                                       150,000             150,000
     Accounts receivable, net                                            1,193,026           1,520,201
     Costs and estimated earnings in excess
          of billings on uncompleted contracts                             340,682             864,525
     Inventories                                                         1,211,637           1,506,554
     Prepaid expenses                                                      164,078              95,263
                                                                       -----------         -----------
          Total current assets                                           3,490,515           4,868,486
                                                                       -----------         -----------

Property and Equipment:
    Machinery and equipment                                              1,633,302           1,370,552
     Furniture and fixtures                                                372,759             320,262
     Leasehold improvements                                                257,824             255,017
                                                                       -----------         -----------
                                                                         2,263,885           1,945,831
     Less - accumulated depreciation and
          amortization                                                  (1,254,134)         (1,079,954)
                                                                       -----------         -----------
                                                                         1,009,751             865,877
                                                                       -----------         -----------
 Other Assets:
     Excess of costs over fair value of net
          assets acquired, net                                           2,886,625           2,998,357
    Other                                                                   66,727              73,927
                                                                       -----------         -----------
                                                                         2,953,352           3,072,284
                                                                       -----------         -----------
                                                                       $ 7,453,618         $ 8,806,647
                                                                       ===========         ===========

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current maturities of long-term debt - related parties           $       --           $  1,000,000
    Current maturities of long-term debt - other                            10,911              13,440
    Accounts payable                                                     1,891,221           2,436,430
    Accrued expenses                                                     1,043,678           1,151,518
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                                 282,205           1,211,673
    Deferred service contract revenue                                    1,607,554           1,521,204
    Note payable to stockholder                                            150,000             150,000
                                                                      ------------        ------------
        Total current liabilities                                        4,985,569           7,484,265
                                                                      ------------        ------------

Long-term debt, less current maturities:
    Related parties                                                      5,140,367           3,521,931
    Other                                                                    8,533              12,319
                                                                      ------------        ------------
        Total long-term debt                                             5,148,900           3,534,250
                                                                      ------------        ------------

Commitments and contingencies (Note 4)

Stockholders' Equity (Deficit):
    Common stock                                                             4,292               4,292
    Additional paid-in capital                                          12,188,556          12,188,556
    Accumulated deficit                                                (14,873,699)        (14,404,716)
                                                                       ------------        ------------
        Total Stockholders' Equity (Deficit)                            (2,680,851)         (2,211,868)
                                                                       ------------        ------------
                                                                      $  7,453,618         $  8,806,647
                                                                       ============        ============

            See accompanying notes to Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Operations
         For the three and six months ended September 30, 1999 and 1998
                                   (unaudited)

                                                               For the Three Months Ended           For the Six Months Ended
                                                                  1999              1998              1999              1998
                                                                  ----              ----              ----              ----
Sales:
   Systems                                                    $ 2,477,180      $  2,494,326      $  5,895,324      $  4,461,184
   Maintenance                                                  2,374,258         2,074,922         4,651,455         4,232,793
                                                                ---------         ---------        ----------         ---------
        Total sales                                             4,851,438         4,569,248        10,546,779         8,693,977
                                                                ---------         ---------        ----------         ---------


Cost of sales:
   Systems                                                      1,688,306         1,696,904         4,041,776         3,528,922
   Maintenance                                                  2,213,586         1,621,677         4,225,362         3,056,796
                                                                ---------         ---------         ---------         ---------
        Total cost of sales                                     3,901,892         3,318,581         8,267,138         6,585,718
                                                                ---------         ---------         ---------         ---------
Gross profit                                                      949,546         1,250,667         2,279,641         2,108,259
                                                                ---------         ---------         ---------         ---------


 Operating expenses:
   Selling and marketing                                          360,466           687,278           737,942         1,357,503
   Research and development                                       322,528            99,617           705,848           303,057
   General and administrative                                     541,289           634,988         1,043,578         1,171,022
                                                                ---------         ---------         ---------         ---------
       Total operating expenses                                 1,224,283         1,421,883         2,487,368         2,831,582
                                                                ---------         ---------         ---------         ---------

Operating loss                                                   (274,737)         (171,216)         (207,727)         (723,323)
   Interest expense, net                                         (134,771)         (116,377)         (261,255)         (221,387)
                                                                ----------         ---------         ---------       -----------
Loss before accounting change                                    (409,508)         (287,593)         (468,982)         (944,710)
   Cumulative effect of accounting change                              --                --                --          (622,953)
                                                                ----------         ---------         ---------       -----------
Net loss                                                         (409,508)         (287,593)         (468,982)       (1,567,663)
                                                                ==========          ========          ========        ==========

Basic and Diluted Loss per share:
Loss before cumulative effect of
   change in accounting principle                            $      (0.10)     $      (0.07)     $      (0.11)     $      (0.22)
Cumulative effect of accounting change                                 --                --                --             (0.15)
                                                                 ------------      ------------      ------------      -----------
    Loss per share                                           $      (0.10)     $      (0.07)     $      (0.11)     $      (0.37)
                                                                 ============      ============      ============      ===========


Weighted average number of common
     shares outstanding                                         4,291,769         4,291,269         4,291,769         4,291,269
                                                                =========         =========         =========         =========

            See accompanying notes to Condensed Financial Statements.

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
              For the six months ended September 30, 1999 and 1998
                                   (unaudited)

                                                                                1999              1998
                                                                                ----              ----

Cash flows from operating activities:
      Net loss                                                           $  (468,982)     $(1,567,663)
         Adjustments to reconcile net loss to net cash
             used for operating activities:
         Depreciation and amortization                                       293,112          269,324
         Provision for doubtful accounts                                          --           40,000
         Related party note payable interest accrual                         118,500               --
         Cumulative effect of accounting change                                   --          622,953
         Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                       327,175         (265,756)
            Decrease in inventories                                          294,917          203,572
           Increase in prepaid expenses                                      (68,815)         (14,878)
            Decrease in accounts payable                                    (545,209)        (540,950)
            Decrease in accrued expenses                                    (107,840)          (3,189)
            Increase (decrease) in deferred service contract revenue          86,350         (276,052)
            Increase (decrease) in billings in excess of costs and
               estimated earnings on uncompleted contracts, net             (405,625)       1,176,067
                                                                            --------        ---------
               Net cash used for operating activities                       (476,417)        (356,572)
                                                                            --------         --------

Cash flows from investing activities:
      Acquisitions of property and equipment                                (318,054)         (49,175)
      Other assets                                                                --           18,017
      Proceeds from sale of investment                                            --           20,000
                                                                         -----------      -----------
              Net cash used for investing activities                        (318,054)         (11,158)
                                                                         -----------      -----------

Cash flows from financing activities:
      Repayment of notes payable and long-term debt                         (306,380)         (65,931)
      Proceeds from notes payable and long-term debt                         800,000               --
                                                                         -----------      -----------
              Net cash provided by (used for) financing activities           493,620          (65,931)
                                                                         -----------      -----------
Net decrease in cash                                                        (300,851)        (433,661)
Cash, beginning of period                                                    731,943          572,368
                                                                         -----------      -----------
Cash, end of period                                                      $   431,092      $   138,707
                                                                         ===========      ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                             $   152,977      $    46,701
      Cash paid for income taxes                                               5,062            2,635

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

2.   ACCOUNTING CHANGE:

     In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The cumulative effect of the change in accounting principle was to increase the net loss for the three and six months ended September 30, 1998 by $622,953, or $0.15 per share.

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

     The principal balance of the $4.0 million debt originally was to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, $400,000 on October 1, 1999 and the balance was to be due on October 1, 2003. Interest is paid quarterly, at the rate of 8% per annum, beginning January 1, 1999 and continuing until the principal and interest due is paid in full. Through June 30, 1999, the Company made principal payments of $800,000 to the New Lender. In September 1999, the Company and the New Lender agreed to modify the terms of the borrowing to defer payment of the $700,000 due from July 1999 through October 1999 and to relend the Company the $800,000 of principal that was previously repaid, thereby restoring the aggregate principal amount of the indebtedness to the original principal amount of $4.0 million. As amended, the total balance due of $4 million is to be repaid in nine payments as follows: (a) $200,000 shall be paid on the first day of each month commencing on October 1, 2001 and continuing and including April 1, 2002; (b) $100,000 shall be paid on May 1, 2002; and (c) the balance shall be paid on October 1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company, calculated in accordance with generally accepted accounting principles, improves by $1.0 million or more above the Company's accumulated deficit at June 30, 1999 (a "Triggering Event"), then the principal payments due on October 1, 2001 through May 1, 2002 shall be accelerated and become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event.

        To induce the New Lender to enter into the original financing transaction, the Company granted the New Lender a stock purchase warrant entitling the New Lender, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share. The warrant was valued at $345,000 at the time of the lending and was included in additional paid-in capital, reducing the debt value to $3,655,000. The effective interest rate for the loan is 9.8%. The imputed interest between the face value of the note and the note value based on the effective interest rate will be added to the principal loan balance until the full face value is recorded.

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

4.   COMMITMENTS AND CONTINGENCIES:

      On July 9, 1998, a purported class action lawsuit was filed against the Company, its then-current Chief Executive Officer and its then-current Chief Financial Officer, asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff, Ms. Arlene Greenberg, and all other persons and entities who purchased shares of Company Common Stock during the period from August 14, 1997 through June 23, 1998.

      On August 12, 1998, a second purported class action was filed against the Company, its then-current Chief Executive Officer and its then-current Chief Financial Officer, asserting similar claims under the federal securities laws. The second action also was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff Mr. Mark Abrams for the same class period.

      On January 4, 1999, the Court consolidated the two actions into one. The plaintiffs filed an amended consolidated complaint on May 28, 1999. The defendants, including the Company, have been given until November 19, 1999 to file a response.

      Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees, incurred in connection with the action.

      Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding

5.        SUBSEQUENT EVENT:

     On November 8, 1999, the Company entered into a revolving loan agreement with a bank pursuant to which the bank has agreed to loan the Company up to $500,000 based on a borrowing base of eligible accounts receivable. Eligible accounts receivable include accounts receivable under 60 days past due, excluding receivables from agencies of the United States. Interest is to be paid monthly at the annual rate of prime plus 1.5%. The loan agreement contains certain covenants including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the loan agreement expires on August 30, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

SALES: Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems and ancillary products. Sales for high-speed assembly systems and upgrades are recorded on the percentage of completion basis. Sales for the inc.jet imager systems and ancillary products are recorded as systems are shipped.

Total sales for the three and six months ended September 30, 1999 were $4.9 million and $10.5 million, respectively, an increase of 6% and 21% over the comparable periods of the prior year. Systems sales for the three and six months ended September 30, 1999 were $2.5 million and $5.9 million, respectively, a decrease of 1% and an increase of 32% over the comparable periods of the prior year. The decrease in systems sales for the three months ended September 30, 1999 was primarily due to a decrease of 15% in high speed assembly systems and related upgrades offset by a $346,000 increase in inc.jet sales. Inc.jet sales comprised 16% of total systems sales for the three months ended September 30, 1999 as compared to 2% over the comparable period of the prior year. The increase in system sales for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 was due to a 14% increase in high-speed assembly systems and a $812,000 increase in inc.jet sales. The increase in sales for high-speed assembly systems was primarily due to a decrease in manufacturing time of systems in progress. While the number of systems in progress during the periods was stable, the average revenue recognized on a system was greater in 1999 than in 1998. In addition, system revenues in 1998 had a greater volume of upgrades than in 1999. Upgrades have an average selling price less than a full system. Inc.jet sales comprised 15% of total systems sales for the six months ended September 30, 1999 as compared to 2% over the comparable period of the prior year. Maintenance sales for the three and six months ended September 30, 1999 were $2.4 million and $4.7 million, respectively, an increase of 14% and 10% over the comparable periods of the prior year. The increase was primarily due to an increase in contract services on a larger installed base of systems. At September 30, 1999 and 1998, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $2.0 million and $5.6 million, respectively. The September 30, 1999 backlog, expected to be completed by March 31, 2000, has remained stable over the last two quarters but decreased from the prior year as a result of less orders received as the backlog was released. The backlog at September 30, 1998 was higher than normal due to the cash flow difficulties the Company was experiencing prior to the October 2, 1998 financing which made obtaining parts for systems in process more difficult. As a result, the Company was unable to complete its outstanding orders in a timely manner and the backlog increased to abnormal levels.

GROSS PROFIT: Gross profit as a percentage of total sales for the three months ended September 30, 1999 decreased to 20% from 27% for the comparable period of the prior year. Gross profit as a percentage of total sales for the six months ended September 30, 1999 decreased to 21% from 24% for the comparable period of the prior year. Gross profit as a percentage of systems sales for the three months ended September 30, 1999 remained stable at 32% as compared to the comparable period of the prior year. Gross profit as a percentage of systems sales for the six months ended September 30, 1999 increased to 31% from 21% for the comparable period of the prior year. The increase in the gross profit percentage was a result of an increase in inc.jet imager sales, which carry a higher gross margin percentage, and less overhead to be allocated to systems. The reduction in overhead was due to a shift in under utilized resources to the maintenance department to aid in the transition from the third party service provider to the Company's own personnel. This shift in resources is reflected in the maintenance gross margin. Gross profit as a percentage of maintenance sales for the three and six months ended September 30, 1999 decreased to 7% and 9%, respectively, from 22% and 28%, respectively, for the comparable periods of the prior year. The decrease in the gross profit percentage is primarily a result of an increase the cost of sales of maintenance. The increase in the maintenance expenses related to the transition of the service function from the third party service provider to the Company's own internal maintenance personnel. The transition of maintenance services began on April 1, 1999 and is expected to be completed by March 31, 2000. During the six months ended September 30, 1999, the Company's transition expenses were higher than expected because the number of customer service engineers expected to transition from the third party service provider to the Company was less than anticipated. This resulted in the Company having to recruit and train more personnel than anticipated and to incur additional expenses to provide customer support from the Connecticut location to customer sites. The Company has also incurred an increase in service parts costs during this transition period. As sites are transitioned, Company personnel are performing preventive maintenance reviews on the systems at the various sites. The Company has found that in certain sites a substantial amount of time and materials were required to bring the systems to the higher level of operation the Company considers appropriate for that site. The Company expects that until the transition is completed, maintenance costs will be abnormally high, resulting in lower than normal gross margins.

OPERATING EXPENSES: Selling and marketing expenses, as a percentage of total revenues, for the three and six months ended September 30, 1999 were 7% and 7%, respectively, as compared to 15% and 16%, respectively, for the comparable periods of the prior year. For the three and six months ended September 30, 1999, these expenses decreased by 48% and 46%, respectively, as compared to the comparable periods of the prior year. The decrease was primarily due to a decrease in personnel costs, including wages and commissions, related benefits and travel costs, as well as a shift in personnel in the inc.jet department back to research and development. During the 1998 period, inc.jet personnel were concentrating on bringing the new imager to market. After the introduction of the inc.jet imager to the market, a majority of the inc.jet personnel have concentrated their efforts on enhancements to the inc.jet imager.

Research and development expenses, as a percentage of total revenues, for the three and six months ended September 30, 1999 were 7% and 7%, respectively, as compared to 2% and 3%, respectively, for the comparable periods of the prior year. For the three and six months ended September 30, 1999, these expenses increased by 224% and 133% as compared to the comparable periods of the prior year. The primary focus of the research and development in the three months ended September 30, 1999 was the further development of enhancements to the current product line of systems and the inc.jet imager.

General and administrative expenses, as a percentage of total revenues, for the three and six months ended September 30, 1999 were 11% and 10%, respectively, as compared to 14% and 13%, respectively, for the comparable periods of the prior year. For the three and six months ended September 30, 1999, these expenses decreased by 15% and 11% as compared to the comparable periods of the prior year primarily due to a decrease in the number of executive officers and a reduction in normal operating expenses.

Interest expense, net, in the three and six months ended September 30, 1999 increased to $135,000 and $261,000, respectively, from $116,000 and $221,000 in the three and six months ended September 30, 1998, respectively, due to the interest on the debt from the October 2, 1998 financing transaction described below.

In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The effect of the change in accounting principle was to increase the net loss for the six months ended September 30, 1998 by approximately $623,000, or $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve profitability. Historically, the Company has derived liquidity through system and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities.

During the six months ended September 30, 1999 and 1998, the Company had a negative cash flow from operations of $476,000 and $357,000, respectively. The decrease in the cash flow from operations from the prior year is primarily due to a decrease in the backlog of orders, resulting in fewer deposits received for contract systems. Under the Company's normal pricing policy, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer and machine specifications are completed, approximately 40% of the purchase price is received at the time the system is shipped to the customer and the remaining 10% of the purchase price is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders. In a period when costs incurred on contracts are greater than the billings and subsequent receipts, there will be a negative impact on the period's cash flows from operating activities. In a period when billings and their subsequent receipts are greater than the costs incurred on contracts, there will be a positive impact on the period's cash flows from operating activities. During the six months ended September 30, 1999, costs on contracts exceeded billings and subsequent receipts and had a negative impact of

$406,000 on cash flows from operating activities. During the six months ended September 30, 1998, billings and subsequent receipts exceeded costs on contracts, having a positive impact of $1.2 million on cash flows from operating activities.

During the six months ended September 30, 1999 and 1998, the Company used cash for investing activities of $318,000 and $11,000, respectively, to purchase machinery and equipment. Machinery and equipment purchased during 1999 includes the construction of a training system to train incoming customer service engineers.

During the six months ended September 30, 1999, the Company used cash for financing activities of $306,000 to pay down long-term debt. The Company also received an additional $800,000 from a related party (see below).

As previously reported, the Company completed a $5.7 million comprehensive financing transaction on October 2, 1998, the proceeds of which have been utilized to restructure and replace the Company's then-existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations. See Note 3 to the financial statements. In September 1999, the Company and the New Lender agreed to modify the terms of the borrowing to defer payment of the $700,000 due from July 1999 through October 1999 and to relend the Company the $800,000 of principal that was previously repaid, thereby restoring the aggregate principal amount of the indebtedness to the original principal amount of $4.0 million. As amended, the total balance due of $4 million is to be repaid in nine payments as follows: (a) $200,000 shall be paid on the first day of each month commencing on October 1, 2001 and continuing and including April 1, 2002; (b) $100,000 shall be paid on May 1, 2002; and (c) the balance shall be paid on October 1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company, calculated in accordance with generally accepted accounting principles, improves by $1.0 million or more above the Company's accumulated deficit at June 30, 1999 (a "Triggering Event"), then the principal payments due on October 1, 2001 through May 1, 2002 shall be accelerated and become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event.

On November 8, 1999, the Company entered into a revolving loan agreement with a bank pursuant to which the bank has agreed to loan the Company up to $500,000 based on a borrowing base of eligible accounts receivable. Eligible accounts receivable include accounts receivable under 60 days past due, excluding receivables from agencies of the United States. Interest is to be paid monthly at the annual rate of prime plus 1.5%. The loan agreement contains certain covenants including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the loan agreement expires on August 30, 2000.

Except for the financing transaction with the New Lender and the revolving line of credit with the bank, the Company does not have commitments for outside funding of any kind. In addition, the Loan and Security Agreement entered into between the Company and the New Lender expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the New Lender. The Company must depend, therefore, on current cash balances, the generation of sufficient internally generated funds and the revolving line of credit to finance its operations during the balance of fiscal 2000 and thereafter. At September 30, 1999, the Company had cash and cash equivalents of approximately $581,000, as well as approximately $1.2 million of accounts receivable.

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

YEAR 2000

The Company has completed its assessment of the potential impact of the year 2000 on its internal business systems, products and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's products; (iii) contacting key suppliers, vendors and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

THE COMPANY'S STATE OF READINESS

The Company has completed evaluating its critical information-technology systems for year 2000 compliance, including its significant computer systems, software applications and related equipment. Important computer systems used by the Company include those used in developing products and in communicating with and servicing customers. Important computer systems used in financial and administrative management include the general ledger, inventory control and purchasing. As of the date of this report, the Company believes that all of its critical internal operating systems are year 2000 compliant. The remaining noncompliant systems are noncritical in nature and have readily available solutions.

None of the Company's products have time sensitive applications. Thus, the Company believes that all of the material products that it currently sells are year 2000 compliant. However, as many of the Company's systems and products are complex, interact with third-party products, and operate on computer systems that are not under the Company's direction and control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. While the Company's products will continue to function through the year 2000, the Company has offered to test all systems in the field to determine if the computers associated with those systems are year 2000 compliant. The Company has completed its testing and has notified customers of its findings. If a computer or the software is not year 2000 compliant and the customer desires to upgrade his system, there are various low cost solutions offered by the Company. However, it is not necessary for a system to be updated in order to be able to process the customer's applications.

The Company has identified key suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company is monitoring the responses to the year 2000 compliance questionnaires and will follow-up with those significant suppliers and vendors that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. To date, all returned questionnaires indicate those suppliers are Year 2000 compliant.

The Company has evaluated the potential year 2000 impact on its facilities, including its building and utility systems and the Company does not believe there are any significant issues that could seriously disrupt operations. Any problems that are identified before or after December 31, 1999 will be prioritized and remediated based on their assigned priority.

ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

To date, the costs incurred by the Company in connection with the year 2000 issue have not been material and the Company does not expect any remaining year 2000 remediation costs to be material. The Company does not track internal costs incurred in its year 2000 compliance project. Such costs are principally for related payroll costs for information systems employees.

CONTINGENCY PLANS

The Company has completed its assessment of the need to develop contingency plans in various operating areas that will allow its primary business operations to continue despite potential disruptions due to year 2000 issues. These plans may include identifying and securing other suppliers, increasing inventories and modifying production facilities and schedules. As the Company continues to evaluate year 2000 readiness of its business systems and facilities, products, and significant suppliers, vendors and customers, it will modify and adjust its contingency plan as may be required. To date, the Company has determined that it has limited exposure to potential year 2000 issues and no contingency plans have been established.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

While the Company has attempted to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations or financial condition. Despite the Company's efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party hardware or software. If any of the Company's significant suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations and financial condition.

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

                           GUNTHER INTERNATIONAL, LTD.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On July 9, 1998, a purported class action lawsuit was filed against the Company, its then-current Chief Executive Officer and its then-current Chief Financial Officer, asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff, Ms. Arlene Greenberg, and all other persons and entities who purchased shares of Company Common Stock during the period from August 14, 1997 through June 23, 1998.

         On August 12, 1998, a second purported class action was filed against the Company, its then-current Chief Executive Officer and its then-current Chief Financial Officer, asserting similar claims under the federal securities laws. The second action also was filed in the United States District Court for the District of Connecticut and purports to be brought on behalf of the named plaintiff Mr. Mark Abrams for the same class period.

         On January 4, 1999, the Court consolidated the two actions into one. The plaintiffs filed an amended consolidated complaint on May 28, 1999. The defendants, including the Company, have been given until November 19, 1999 to file a response.

         Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees, incurred in connection with the action.

         Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

          A. The 1999 Annual Meeting of Shareholders was held on September 9, 1999 at Loew's New York Hotel in New York, New York.

          B. The following individuals were elected as directors at the Annual Meeting:

                                             Votes For         Votes Withheld
                 1. J. Kenneth Hickman         3,731,529            46,850
                 2. Steven S. Kirkpatrick      3,731,529            46,850
                 3. Gerald H. Newman           3,731,529            46,850
                 4. Marc I. Perkins            3,730,529            47,850
                 5. Robert Spiegel             3,731,529            46,850
                 6. George A. Snelling         3,731,529            46,850
                 7. Thomas M. Steinberg        3,731,529            46,850

          C. The Gunther International, Ltd. Directors' Equity Plan was ratified by a vote of 3,671,601 for, 89,883 against and 16,895 abstentions.

          D. Arthur Andersen LLP, independent certified public accountants, were ratified as independent auditors for the fiscal year ending March 31, 2000 by a vote of 3,681,319 for, 82,760 against and 14,300 abstentions.

Item 6.           Exhibits and Reports on Form 8-K.

A.         Exhibits required by Item 601 of Regulation S-B:

           10.1 Letter Agreement to Amend Lease, dated July 22, 1999, between the registrant and UNC Incorporated.

           10.2 Substitute Term Note, dated as of September 15, 1999, made by the Registrant to the order of Gunther Partners, LLC

           10.3 Amendment and Confirmation of Subordination Agreement, dated as of September 15, 1999, between Gunther Partners, LLC and Connecticut Innovations, Inc.

           10.4       Amendment to Loan and Security Agreement and
                      Term Note, dated as of September 15, 1999, between Gunther Partners, LLC and the Registrant.

           10.5 Amendment and Confirmation of Subordination and Intercreditor Agreement, dated as of September 15, 1999, between Gunther Partners LLC and June H. Ceneen, Phil E. Gilbert, Jr., Thomas W. Keesee and the United States Trust Company of New York, as Co-Executors of the Estate of Harold S. Geneen, late of New York, New York.



           27.1       Financial Data Schedule


B.         Reports on Form 8-K.

           None.

                           GUNTHER INTERNATIONAL, LTD.

                                        SIGNATURES


                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



          /s/ Michael M. Vehlies                       Date:November 15, 1999
          ----------------------------
           Michael M. Vehlies
           Chief Financial Officer and Treasurer
           (On behalf of the Registrant and as
           Principal Financial and Accounting Officer)