Form 10QSB
period 1999-12-31
GUNTHER INTERNATIONAL LTD
filed 2000-02-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended December 31, 1999

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

                     YES    X                           NO  __

The number of shares of the Registrant's Common stock outstanding as of January 31, 1999 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                     YES  __                            NO  X

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                                     Page
                                                                                     ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Condensed Balance Sheets as of December 31, 1999
                      and March 31, 1999                                                3

                 Condensed Statements of Operations for the three and nine
                      months ended December 31, 1999 and 1998                           4

                 Condensed Statements of Cash Flows for the nine
                      months ended December 31, 1999 and 1998                           5

                 Notes to Condensed Financial Statements                              6-8

Item 2.      Management's Discussion and Analysis or  Plan of Operation              9-13


                           PART II - OTHER INFORMATION

Item 2.      Legal Proceedings                                                         14

Item 6.      Exhibits and Reports on Form 8-K                                          15

Signatures                                                                             16

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements


                           Gunther International, Ltd.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                             December 31, 1999      March 31, 1999
                                                             -----------------      --------------
Assets
Current Assets:
     Cash                                                      $    555,360          $    731,943
     Restricted cash                                                     --               150,000
     Accounts receivable, less allowance                          2,099,208             1,520,201
     Costs and estimated earnings in excess
          of billings on uncompleted contracts                      663,502               864,525

     Inventories                                                  1,385,554             1,506,554
     Prepaid expenses                                               203,349                95,263
                                                               ------------          ------------
          Total current assets                                    4,906,973             4,868,486
                                                               ------------          ------------

Property and Equipment:
    Machinery and equipment                                       1,752,917             1,370,552
     Furniture and fixtures                                         384,801               320,262
     Leasehold improvements                                         258,089               255,017
                                                               ------------          ------------
                                                                  2,395,807             1,945,831
     Accumulated depreciation and amortization                   (1,323,551)           (1,079,954)
                                                               ------------          ------------
                                                                  1,072,256               865,877
                                                               ------------          ------------
 Other Assets:
    Excess of costs over fair value of net
          assets acquired, net                                    2,830,759             2,998,357
    Other                                                            63,127                73,927
                                                               ------------          ------------
                                                                  2,893,886             3,072,284
                                                               ------------          ------------
                                                               $  8,873,115          $  8,806,647
                                                               ============          ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current maturities of long-term debt - related parties     $         --          $  1,000,000
    Current maturities of long-term debt - other                    362,737                13,440
    Accounts payable                                              2,091,024             2,436,430
    Accrued expenses                                              1,161,201             1,151,518
    Billings in excess of costs and estimated
         earnings on uncompleted contracts                        1,441,335             1,211,673
    Deferred service contract revenue                             2,047,531             1,521,204
    Note payable to stockholder                                     150,000               150,000
                                                               ------------          ------------
        Total current liabilities                                 7,253,828             7,484,265
                                                               ------------          ------------
Long-term debt, less current maturities:
    Related parties                                               5,200,937             3,521,931
    Other                                                             3,136                12,319
                                                               ------------          ------------
        Total long-term debt                                      5,204,073             3,534,250
                                                               ------------          ------------
Commitments and contingencies (Note 4)
Stockholders' Deficit:
    Common stock                                                      4,292                 4,292
    Additional paid-in capital                                   12,188,556            12,188,556
    Accumulated deficit                                         (15,777,634)          (14,404,716)
                                                               ------------          ------------
        Total Stockholders' Deficit                              (3,584,786)           (2,211,868)
                                                               ------------          ------------
                                                               $  8,873,115          $  8,806,647
                                                               ============          ============




                            See accompanying notes.

                           Gunther International, Ltd.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                              December 31,
                                                ------------------------------------------------------------------------
                                                    For the Three Months Ended             For the Nine Months Ended
                                                --------------------------------        --------------------------------
                                                    1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
Sales:
   Systems                                      $  2,102,167        $  3,523,329        $  7,997,491        $  7,984,513
   Maintenance                                     2,425,030           2,158,713           7,076,485           6,391,505
                                                ------------        ------------        ------------        ------------
        Total sales                                4,527,197           5,682,042          15,073,976          14,376,018
                                                ------------        ------------        ------------        ------------

Cost of sales:
   Systems                                         1,713,842           2,275,645           5,755,618           5,788,768
   Maintenance                                     1,979,352           1,723,598           6,204,714           4,780,398
                                                ------------        ------------        ------------        ------------
        Total cost of sales                        3,693,194           3,999,243          11,960,332          10,569,166
                                                ------------        ------------        ------------        ------------
Gross profit                                         834,003           1,682,799           3,113,644           3,806,852
                                                ------------        ------------        ------------        ------------

Operating expenses:
   Selling and marketing                             632,952             511,901           1,370,893           1,673,994
   Research and development                          282,599             206,059             988,448             715,674
   General and administrative                        677,335             681,586           1,720,914           1,857,256
                                                ------------        ------------        ------------        ------------
       Total operating expenses                    1,592,886           1,399,546           4,080,255           4,246,924
                                                ------------        ------------        ------------        ------------

Operating income (loss)                             (758,883)            283,253            (966,611)           (440,072)
   Interest expense, net                            (145,052)           (115,829)           (406,307)           (337,218)
                                                ------------        ------------        ------------        ------------
Income (loss) before accounting change              (903,935)            167,424          (1,372,918)           (777,290)
   Cumulative effect of accounting change                 --                  --                  --            (622,953)
                                                ------------        ------------        ------------        ------------
Net income (loss)                                   (903,935)            167,424          (1,372,918)         (1,400,243)
                                                ============        ============        ============        ============

Income (loss) per share:
Before cumulative effect of
   change in accounting principle               $      (0.21)       $       0.04        $      (0.32)       $      (0.18)
Cumulative effect of accounting change                    --                  --                  --               (0.15)
                                                ------------        ------------        ------------        ------------
    Income (loss) per share                     $      (0.21)       $       0.04        $      (0.32)       $      (0.33)
                                                ============        ============        ============        ============

Weighted average number of common
     shares outstanding                            4,291,769           4,291,269           4,291,769           4,291,269
                                                ============        ============        ============        ============






                            See accompanying notes.

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                            For the Nine Months Ended December 31,
                                                                   1999               1998
                                                               -----------        -----------
Operating activities:
      Net loss                                                 $(1,372,918)       $(1,400,243)
         Adjustments to reconcile net loss to net cash
             used for operating activities:
         Depreciation and amortization                             421,995            406,273
         Provision for doubtful accounts                            19,400             40,000
         Interest accrued on related party note payable            179,008                 --
         Cumulative effect of accounting change                         --            622,953
         Changes in operating assets and liabilities:
            Accounts receivable                                   (598,407)          (910,868)
            Inventories                                            121,000           (267,628)
            Prepaid expenses                                      (108,086)            16,526
            Accounts payable                                      (345,406)        (1,027,500)
            Accrued expenses                                         9,683             27,828
            Deferred service contract revenue                      526,327           (755,524)
            Billings, costs and estimated earnings
               on uncompleted contracts, net                       430,685            719,805
                                                               -----------        -----------
               Net cash used for operating activities             (716,719)        (2,528,378)
                                                               -----------        -----------

Investing activities:
      Acquisitions of property and equipment                      (449,975)           (59,115)
      Other assets                                                      --             18,017
      Proceeds from sale of investment                                  --             20,000
                                                               -----------        -----------
              Net cash used for investing activities              (449,975)           (21,098)
                                                               -----------        -----------

Financing activities:
      Repayment of notes payable and long-term debt               (509,889)        (2,569,614)
      Transfer to (from) restricted cash                           150,000           (150,000)
      Proceeds from notes payable and long-term debt             1,350,000          5,760,419
                                                               -----------        -----------
              Net cash provided by financing activities            990,111          3,040,805
                                                               -----------        -----------
Net increase (decrease) in cash                                   (176,583)           491,329
Cash, beginning of period                                          731,943            572,368
                                                               -----------        -----------
Cash, end of period                                            $   555,360        $ 1,063,697
                                                               ===========        ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                   $   236,545        $   214,084
      Cash paid for income taxes                                     7,561             26,245





                            See accompanying notes.

                           GUNTHER INTERNATIONAL, LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. The condensed balance sheet as of March 31, 1999 was derived from the audited financial statements at that date.

2.   ACCOUNTING CHANGE:

     In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The cumulative effect of the change in accounting principle was to increase the net loss for the three and nine months ended December 31, 1998 by $622,953, or $0.15 per share.

3.   LONG - TERM DEBT AND LIQUIDITY:

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

     The principal balance of the $4.0 million debt originally was to be repaid in monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, $400,000 on October 1, 1999 and the balance was to be due on October 1, 2003. Interest is paid quarterly, at the rate of 8% per annum, beginning January 1, 1999 and continuing until the principal and interest due is paid in full. Through June 30, 1999, the Company made principal payments of $800,000 to the New Lender. In September 1999, the Company and the New Lender agreed to modify the terms of the borrowing to defer payment of the $700,000 due from July 1999 through October 1999 and to relend the Company the $800,000 of principal that was previously repaid, thereby restoring the aggregate principal amount of the indebtedness to the original principal amount of $4.0 million. As amended, the total balance due of $4 million is to be repaid in nine payments as follows: (a) $200,000 shall be paid on the first day of each month commencing on October 1, 2001 and continuing and including April 1, 2002; (b) $100,000 shall be paid on May 1, 2002; and (c) the balance shall be paid on October 1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company, determined in accordance with generally accepted accounting principles, improves by $1.0 million or more above the Company's accumulated deficit at June 30, 1999 (a "Triggering Event"), then the principal payments due on October 1, 2001 through May 1, 2002 shall be accelerated and become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event.

     To induce the New Lender to enter into the original financing transaction, the Company granted the New Lender a stock purchase warrant entitling the New Lender, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share. The warrant was valued at $345,000 at the time of the lending and was included in additional paid-in capital, reducing the debt value to $3,655,000. The effective interest rate for the loan is 9.8%. The imputed interest on the difference between the face value of the note and the note value based on the effective interest rate will be added to the principal loan balance until the full face value is recorded.

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

     The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to the New Lender are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by a security interest in all tangible and intangible personal property and is subordinated to all rights of the New Lender. The Company has recorded the promissory note at an effective interest rate of 10.5%, reducing the principal balance to $1.3 million. The balance of $453,000 was recorded as additional paid-in capital. The imputed interest on the difference between the face value of the note and the note value based on the effective interest rate will be added to the principal loan balance until the full face value is recorded.

        On November 8, 1999, the Company entered into a revolving loan agreement with a bank pursuant to which the bank has agreed to loan the Company up to $500,000 based on a borrowing base of eligible accounts receivable. Eligible accounts receivable include accounts receivable under 60 days past due, excluding receivables from agencies of the United States. As of December 31, 1999, the Company has borrowed $350,000 under the revolving loan agreement. Interest is to be paid monthly at the annual rate of prime plus 1.5%. The revolving loan agreement contains certain covenants, including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the revolving loan agreement expires on August 31, 2000. As of December 31, the Company is in default of the debt service ratio. The Company is anticipating that a waiver will be obtained. In the event a waiver is not obtained, the Company believes that financing similar to that under the revolving loan agreement is available from other sources.

        The Company also borrowed $200,000 from a director of the Company on a short-term basis on December 16, 1999. The total amount plus interest at 8% was paid back to the director prior to December 31, 1999.

     In the current and certain prior periods, the Company incurred net operating losses. Further, cash of $717,000 was used by operating activities for the nine months ended December 31,1999 compared to $2.5 million for the comparable period last year. As of December 31, 1999, the Company has a deficiency in working capital and net assets of $2.3 million and $3.6 million, respectively. These conditions raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business. Despite the incurred losses of $904,000 and $1,373,000 for the three and nine month periods ended December 31, 1999, the Company believes it has made significant improvements to its production processes which will result in reduced production time and assembly costs. Also, as of December 31, 1999 the Company's backlog has grown to $4.5 million. As the backlog is completed, the Company will receive $4.0 million during the next two fiscal quarters under the payment terms of the contracts. Lastly, the Company believes that additional funding, if necessary, may be made available to it from existing lenders and investors.

4.   COMMITMENTS AND CONTINGENCIES:

     As previously reported, a purported class action lawsuit was filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorneys' fees, incurred in connection with the action.

        On December 17, 1999, the plaintiffs requested leave to file a second amended and consolidated complaint. On January 21, 2000, the Company filed a formal objection to this request. The Company's objection is currently pending before the Court.

      Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

SALES: Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems and ancillary products. Sales for high-speed assembly systems and upgrades are recorded by the percentage of completion method. Sales are typically recognized over a period of six months or less. Sales for the inc.jet imager systems and ancillary products are recorded as systems are shipped.

Total sales for the three and nine months ended December 31, 1999 were $4.5 million and $15.1 million, respectively, a decrease of 20% and an increase of 5% over the comparable periods of the prior year. Systems sales for the three and nine months ended December 31, 1999 were $2.1 million and $8.0 million, respectively, a decrease of 40% and no change over the comparable periods of the prior year. The decrease in systems sales for the three months ended December 31, 1999 was primarily due to a decrease of 48% in high speed assembly systems and related upgrades, partially offset by a 67% increase in inc.jet sales. Inc.jet sales comprised 18% of total systems sales for the three months ended December 31, 1999 as compared to 7% over the comparable period of the prior year. Total system sales for the nine months ended December 31, 1999 remained relatively stable as compared to the nine months ended December 31, 1998. Sales of high speed assembly systems in the nine months ended December 31, 1999 decreased 12% over the comparable period of the prior year and inc.jet sales increased $966,000 in the nine months ended December 31, 1999 over the comparable period of the prior year. Inc.jet sales comprised 16% of total systems sales for the three months ended December 31, 1999 as compared to 4% over the comparable period of the prior year. The decrease in system sales for the three and nine months ended December 31, 1999 is primarily due to a slow period of system orders as indicated by the backlog reported in last two previous quarters. The backlog, consisting of total contract price less revenue recognized to date for all signed orders on hand, at December 31, 1999 is $4.5 million , compared to $4.9 million at December 31, 1998, $2.0 million at June 30, 1999 and September 30, 1999. The increase in the backlog at December 31, 1999, as compared to June 30, 1999 and September 30, 1999, was primarily due to an increase in system orders during the quarter. Substantially all of the backlog at December 31, 1999 is expected to be completed no later than June 30, 2000. Maintenance sales for the three and nine months ended December 31, 1999 were $2.4 million and $7.1 million, respectively, an increase of 12% and 11% over the comparable periods of the prior year. The increase was primarily due to an increase in contract services on a larger installed base of systems. A summary of orders, sales and backlog for each of the last three fiscal quarters for the high speed assembly systems and related upgrades is as follows:

                                  December 31, 1999      September 30, 1999       June 30, 1999
                                  -----------------      ------------------       -------------
                                                           (in millions)
Backlog, beginning of period      $ 2.0                   $ 2.0                    $ 4.3
Orders                              4.2                     2.1                       .6
Sales                              (1.7)                   (2.1)                    (2.9)
                                  -----                   -----                    -----
Backlog, end of period            $ 4.5                   $ 2.0                    $ 2.0
                                  =====                   =====                    =====



GROSS PROFIT: Gross profit as a percentage of total sales for the three months ended December 31, 1999 decreased to 18% from 30% for the comparable period of the prior year. Gross profit as a percentage of total sales for the nine months ended December 31, 1999 decreased to 21% from 26% for the comparable period of the prior year. Gross profit as a percentage of systems sales for the three months ended December 31, 1999 decreased to 18% from 35% for the comparable period of the prior year. Gross profit as a percentage of systems sales for the nine months ended December 31, 1999 remained relatively stable at 28% as compared to the comparable period of the prior year. The decrease in the gross profit percentage for the three months ended December 31, 1999 as compared to December 31, 1998 was primarily due to fewer systems in the manufacturing process during 1999 which resulted in an increase in unabsorbed fixed manufacturing overhead. Material costs and direct labor on systems remained relatively stable between the periods. Gross profit as a percentage of maintenance sales for the three and nine months ended December 31, 1999 decreased to 18% and 12% respectively, from 20% and 25%, respectively, for the comparable periods of the prior year. The decrease in the gross profit percentage is primarily a result of an increase the cost of sales of maintenance. The increase in the maintenance expenses related to the transition of the service function from the third party service provider to the Company's own internal maintenance personnel. The transition of maintenance services began on April 1, 1999 and is expected to be completed by March 31, 2000. During the nine months ended December 31, 1999, the Company's transition expenses were higher than expected because the number of customer service engineers expected to transition from the third party service provider to the Company was less than anticipated. This resulted in the Company having to recruit and train more personnel than anticipated and to incur additional expenses to provide customer support from the Connecticut location to customer sites. The Company has also incurred an increase in service parts costs during this transition period. As sites are transitioned, Company personnel are performing preventive maintenance reviews on the systems at the various sites. The Company has found that in certain sites a substantial amount of time and materials were required to bring the systems to the higher level of operation the Company considers appropriate for that site. The Company expects that until the transition is completed, maintenance costs will be abnormally high, resulting in lower than normal gross margins.

OPERATING EXPENSES: Selling and marketing expenses, as a percentage of total revenues, for the three and nine months ended December 31, 1999 were 14% and 24%, respectively, as compared to 9% and 24%, respectively, for the comparable periods of the prior year. For the three months ended December 31, 1999, these expenses increased by 24% as compared to the comparable period of the prior year and for the nine months ended December 31, 1999, these expenses decreased 18% as compared to the comparable period of the prior year. The increase in the three months ended December 31, 1999 as compared to comparable period of the prior year was primarily due to a increase in costs associated with the Company's attendance at the largest industry trade show. The Company was able to increase its presence at the show through larger booth space, new literature and an increase in personnel attending the show. In the prior year, costs allocated to the show were restricted due to Company finances. The decrease in the nine months ended December 31, 1999 as compared to a comparable period of the prior year was primarily due to a decrease in personnel costs, including wages and commissions, related benefits and travel costs, as well as a shift in personnel from the inc.jet department back to research and development. During the 1998 period, inc.jet personnel were concentrating on bringing the new imager to market. After the introduction of the inc.jet imager to the market, a majority of the inc.jet personnel have concentrated their efforts on enhancements to the inc.jet imager.

Research and development expenses, as a percentage of total revenues, for the three and nine months ended December 31, 1999 were 6% and 17%, respectively, as compared to 4% and 13%, respectively, for the comparable periods of the prior year. For the three and nine months ended December 31, 1999, these expenses increased by 37% and 38% as compared to the comparable periods of the prior year. The primary focus of the research and development in the three and nine months ended December 31, 1999 was the further development of enhancements to the current product line of systems and the inc.jet imager.

General and administrative expenses, as a percentage of total revenues, for the three and nine months ended December 31, 1999 were 15% and 30% respectively, as compared to 12% and 33%, respectively, for the comparable periods of the prior year. For the three and nine months ended December 31, 1999, these expenses decreased by 1% and 7% as compared to the comparable periods of the prior year primarily due to a decrease in the number of executive officers and a reduction in normal operating expenses.

Interest expense, net, in the three and nine months ended December 31, 1999 increased to $145,000 and $406,000, respectively, from $116,000 and $337,000 in the three and nine months ended December 31, 1998, respectively, due to the interest on the debt from the October 2, 1998 financing transaction described below.

In the first quarter of fiscal 1999, the Company changed its method of accounting for deferred preproduction costs, in accordance with AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred, rather than capitalizing and subsequently amortizing such costs. The effect of the change in accounting principle was to increase the net loss for the nine months ended December 31, 1998 by approximately $623,000, or $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

In the current and certain prior periods, the Company incurred net operating losses. Further, cash of $717,000 was used by operating activities for the nine months ended December 31,1999 compared to $2.5 million for the comparable period last year. As of December 31, 1999, the Company has a deficiency in working capital and net assets of $2.3 million and $3.6 million, respectively. These conditions raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business. Despite the incurred losses of $904,000 and $1,373,000 for the three and nine month periods ended December 31, 1999, the Company believes it has made significant improvements to its production processes which will result in reduced production time and assembly costs. Also, as of December 31, 1999 the Company's backlog has grown to $4.5 million. As the backlog is completed, the Company will receive $4.0 million during the next two fiscal quarters under the payment terms of the contracts. Lastly, the Company believes that additional funding, if necessary, may be made available to it from existing lenders and investors.

The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve profitability. Historically, the Company has derived liquidity through system and maintenance sales (including customer deposits), bank borrowings, financing arrangements with third parties and, from time to time, sales of its equity securities.

During the nine months ended December 31, 1999 and 1998, the Company had negative cash flows from operating activities of $717,000 and $2.5 million, respectively. The increase in the cash flows from operating activities is primarily due to the deferred contract service revenue and the timing of payments on accounts payable. Accounts payable were at an abnormally high level at March 31, 1998 due to the Company's finances. After the comprehensive financing transaction was consummated on October 2, 1998 (described in detail below), the Company was able to pay down the accounts payable to a more typical level.

Under the Company's normal pricing policy, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer and machine specifications are completed, approximately 40% of the purchase price is received at the time the system is shipped to the customer and the remaining 10% of the purchase price is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders. In a period when costs incurred on contracts are greater than the billings and subsequent receipts, there will be a negative impact on the period's cash flows from operating activities. In a period when billings and their subsequent receipts are greater than the costs incurred on contracts, there will be a positive impact on the period's cash flows from operating activities. During the nine months ended December 31, 1999 and 1998, billings and subsequent receipts exceeded costs on contracts and had a positive impact of $431,000 and $720,000 on cash flows from operating activities. During the three months ended December 31, 1999, the Company received three orders from agencies of the United States government, with payment terms that did not include the Company's typical deposit of 50% upon the contract signing and completion of the system specification. Payment is expected in full on each of these systems during the next two fiscal quarters. The acceptance of these orders had an adverse impact on cash flows from operating activities. The payment terms under these contracts does not affect the payment terms for non-government contracts.

During the nine months ended December 31, 1999 and 1998, the Company used cash for investing activities of $450,000 and $59,000, respectively, to purchase machinery and equipment. Machinery and equipment purchased during 1999 includes the construction of a training system to train incoming customer service engineers.

During the nine months ended December 31, 1999 the Company used cash for financing activities of $510,000 to pay down long-term debt. The Company also received an additional $1,350,000 as described below.

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

On November 8, 1999, the Company entered into a revolving loan agreement with a bank pursuant to which the bank has agreed to loan the Company up to $500,000 based on a borrowing base of eligible accounts receivable. Eligible accounts receivable include accounts receivable under 60 days past due, excluding receivables from agencies of the United States. As of December 31, 1999, the Company has borrowed $350,000 under the loan agreement. Interest is to be paid monthly at the annual rate of prime plus 1.5%. The loan agreement contains certain covenants, including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the loan agreement expires on August 31, 2000. As of December 31, the Company is in default of the debt service ratio. The Company is anticipating that a waiver will be obtained. In the event a waiver is not obtained, the Company believes that financing similar to that under the revolving loan agreement is available from other sources.

The Company also borrowed $200,000 from a director of the Company on a short-term basis on December 16, 1999. The total amount plus interest at 8% was paid back to the director prior to December 31, 1999.

Except for the financing transaction with the New Lender and the revolving line of credit with the bank, the Company does not have commitments for outside funding of any kind. In addition, the Loan and Security Agreement entered into between the Company and the New Lender expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the New Lender. The Company must depend, therefore, on current cash balances, the generation of sufficient internally generated funds and the revolving line of credit to finance its operations during the balance of fiscal 2000 and thereafter. At December 31, 1999, the Company had cash and cash equivalents of approximately $555,000, as well as approximately $2.1 million of accounts receivable.

The need to borrow funds during the three months ended December 31, 1999 was primarily due to a reduction in the order flow during the previous two quarters. In addition, the Company has had to fund the manufacture of the three systems for the agencies of the United States government without the typical deposit received on non-government contracts. The total of the deposits, had they been on typical payment terms, would have been $740,000. The Company believes this would have reduced, or possibly eliminated, its need for outside funding during the quarter. Cash flows in future periods will be favorably impacted by the receipt of this amount. On a going forward basis, management believes that the Company has sufficient cash and cash equivalents, together with the cash expected to be derived from the completion of existing contracts, additional sales and maintenance revenues, to meet the Company's cash needs for the remainder of fiscal 2000. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

INFLATION

The effect of inflation on the Company has not been significant during the last two fiscal years.

YEAR 2000

The Company undertook a project designed to assess the potential impact of the year 2000 on its internal business systems, products and operations. The Company's year 2000 initiatives included (i) testing and upgrading internal business systems and facilities, (ii) testing and developing necessary upgrades for the Company's products; (iii) contacting key suppliers, vendors and customers to determine their year 2000 compliance status; and (iv) developing contingency plans. All phases of the project were completed before December 31, 1999.

The costs incurred by the Company in connection with the year 2000 issue have not been material, and the Company does not expect any remaining year 2000 remediation costs to be material. However, the Company has not separately tracked the internal costs incurred in its year 2000 project. Such costs are principally for payroll and related costs for management and information systems employees.

Since January 1, 2000, the Company has not experienced any significant problems associated with the change in the century, and management does not anticipate that any such problems will develop. Nonetheless, there can be no assurance that year 2000 issues will not have a material adverse impact on the Company's business, operations or financial condition. Despite the Company's efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party hardware or software. If any of the Company's significant suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. In addition, the Company's research and development, production, distribution, financial, administrative and communications operations might be disrupted. There is expected to be a significant issue amount of litigation related to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations and financial condition.

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

                          GUNTHER INTERNATIONAL, LTD.

                          PART II -- Other Information

Item 1. Legal Proceedings.

     As previously reported, a purported class action lawsuit was filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorneys' fees, incurred in connection with the action.

     On December 17, 1999, the plaintiffs requested leave to file a second amended and consolidated complaint. On January 21, 2000, the Company filed a formal objection to this request. The Company's objection is currently pending the Court.

     Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

Item 6. Exhibits and Reports on Form 8-K.

        A. Exhibits required by Item 601 of Regulation S-B:

           10.1 Revised Commitment Letter, dated as of August 27, 1999 from People's Bank to the Registrant, as amended by
                      (i) a letter to the People's Bank from the Registrant dated September 2, 1999 and (ii) a letter to People's Bank from the Registrant dated October 23, 1999


           10.2 Commercial Loan Agreement,dated as of October 23, 1999, between the Registrant and People's Bank.


           10.3 Promissory Note, dated as of October 23, 1999, between the Registrant and People's Bank.

           10.4 Commercial Revolving Loan Agreement, dated as of October 23, 1999, between the Registrant and People's Bank.

           10.5 Security Agreement, dated as of October 23, 1999, between the Registrant and People's Bank.

           10.6 Subordination and Intercreditor Agreement, dated as of October 23, 1999, between People's Bank, Gunther Partners, LLC and the Registrant.

           10.7 Subordination and Intercreditor Agreement, dated as of October 23, 1999, between People's Bank and June H. Geneen, Phil E. Gilbert, Jr., Thomas W. Keesee and the United States Trust Company of New York, as Co-Executors of the Estate of Harold S. Geneen, late of New York, New York and the Registrant.

           10.8 Subordination and Intercreditor Agreement, dated as of October 23, 1999, between People's Bank, Connecticut Innovations, Inc. and the Registrant.

           10.9 Employment Agreement, dated as of October 3, 1999, between the Registrant and Marc I. Perkins.

           10.10 Promissory Note, dated December 16, 1999, between the Registrant and Robert Spiegel.

           27.1       Financial Data Schedule


        B. Reports on Form 8-K.

           On November 15, 1999, the Registrant filed a Form 8-K reporting a change in the Registrant's Certifying Accountant.

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



           /s/ Michael M. Vehlies                        Date: February 14, 2000
           Michael M. Vehlies
           Chief Financial Officer and Treasurer
           (On behalf of the Registrant and as
           Principal Financial and Accounting Officer)