Form 10KSB
period 2000-03-31
GUNTHER INTERNATIONAL LTD
filed 2000-06-29
CIK 913600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $21,586,470.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average of the reported closing bid and asked prices of such stock on June 2, 2000, as reported by the OTC Bulletin Board, was $4,631,000. The number of shares of the Registrant's Common Stock outstanding as of June 2, 2000 was 4,291,769.

  DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business.....................................    1
            General...................................................    1
            Development of the Business...............................    1
            Finishing Systems.........................................    2
            Strategy..................................................    2
            Systems...................................................    3
            Inc.jet...................................................    5
          Marketing and Sales.........................................    6
          Customers...................................................    6
          Manufacturing...............................................    7
          Installation and Customer Service...........................    7
          Research and Development....................................    8
          Competition.................................................    8
          Patents and Proprietary Rights..............................    9
          Employees...................................................    9
Item 2.   Description of Property.....................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6    Management's Discussion and Analysis or Plan of Operation
            Summary Financial Data....................................   12
            Results of Operations.....................................   13
            Liquidity and Capital Resources...........................   14
            Inflation.................................................   15
            Year 2000.................................................   15
            Forward Looking Statements................................   16
Item 7.   Financial Statements........................................   16
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and
            Financial Disclosure......................................   16
                                 PART III
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   17
Item 10.  Executive Compensation......................................   17
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   17
Item 12.  Certain Relationships and Related Transactions..............   17

                                       (i)

                                  PART IV
Item 13.  Exhibits and Reports on Form 8-K............................   18
Signatures............................................................   22
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

     In 1992, the Company completed a restructuring that resulted in the infusion of approximately $2,257,500 in equity financing in exchange for shares of common stock, warrants to purchase common stock and convertible preferred stock. The convertible preferred stock was fully converted into common stock upon completion of the initial public offering of the Company, which was completed during December 1993 and January 1994. The initial public offering generated net proceeds of $4.6 million.

     In fiscal 1999, the Company entered into a $5.7 million comprehensive financing transaction with its then-existing senior lender (the "Bank"), the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC (the "New Lender"), the proceeds of which were utilized to restructure and replace the Company's pre-existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, the New Lender loaned an aggregate of $4 million to the Company. At the same time, the Bank reached an agreement with the Estate, which had guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note, bearing interest at 5.44% per annum, in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank.

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

     In addition, the Company, the New Lender, the Estate and certain shareholders (Park Investment Partners, Inc. ("Park"), Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of Gunther stock held by them in favor of (i) that number of persons nominated by the New Lender constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and
(iii) one person nominated by Park.

     Through June 30, 1999, the Company had made principal payments to the New Lender aggregating $800,000, plus interest. In September 1999, the Company experienced a deficiency in operating cash flow and the New Lender agreed to lend the Company an additional $800,000 and to otherwise restructure the payment terms of the note. As amended, the outstanding balance due Gunther Partners LLC is due in principal installments of $200,000 commencing on October 1, 2001 through April 1, 2002; $100,000 on May 1, 2002; and $2,500,000 on October 1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company improves by $1.0 million or more compared to the amount at June 30, 1999 of $14.4 million (a "Triggering Event"), then the principal payments otherwise due from October 1, 2001 through May 1, 2002 shall be become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event. On April 4, 2000, the Company borrowed an additional $500,000 from Gunther Partners LLC which is payable on demand; however, Gunther Partners LLC has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment.

     In December 1999 and April 2000, the Company borrowed a total of $350,000 from a director of the Company. All amounts were repaid within 20 days of the borrowing date.

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

     Computer-directed printers are employed, in conjunction with mainframe or personal computers, to produce documents. The largest printers most often are placed in centralized print centers that are near mainframe computers. More recently developed non-impact laser printers that print five to 25 sheets per minute can be placed in any location within offices where personal computers are concentrated. The availability of non-impact laser printers has enabled many businesses that generate large quantities of documents to create "in-house" printing centers. There is a large concentration of non-impact laser printers is in the insurance, finance, and banking industries, and government.

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

STRATEGY

     The Company's objective is to capitalize on its position as a pioneer and technology leader in the design and sale of intelligent document finishing and mailing and systems and leading edge, high quality, low cost ink jet solutions for end user and OEM applications. The Company's goal is to broaden the range of markets, applications, and customers utilizing these unique technologies while continuing to increase its leadership position in insurance and financial markets. Further, it is the Company's objective to leverage both its well known customer base and the strength of its relationships/alliances with partners like Hewlett-Packard into a dominant position in the growing marketplaces, both end user and OEM, for low cost, high resolution ink jet printing at document processing speeds. The Company has also targeted aggressive expansion of its system service and consumables/supplies businesses.

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

     Binding Methods. The systems can utilize a variety of binding options, including stitching, stapling, VeloBind and Slip & Grip. Stitching and stapling offers an inexpensive way to fasten from 2 to 100 sheets of paper. VeloBind and Slip & Grip provide the recipient with a recloseable binding and a professional look. Gunther system configurations commonly feature both stitching/stapling and binding modules and make the type of binding decision based on preset application parameters, such as document size or recipient.

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

     Inc.jet(TM) Printing. The Series III, EP-4000 and MS-6000 may be configured with multi-head ink jet printing capability to dynamically print envelope addresses, return addresses, specialized messages and bar codes in a variety of font styles and sizes.

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

INC.JET(TM)

     The Company's inc.jet imager is a compact, high-speed, high resolution inc.jet printer that can be used inline on the Company's finishing systems for flat or folded mail. The inc.jet imager prints information on envelopes such as the return address, recipient address, graphics, messages and postal indicia. The new technology offers print quality resolution of 600 x 600 dpi (depending on application) at extraordinary high speed -- up to 12,000 pieces per hour. The inc.jet imager is environmentally safe and efficient, with a low net cost-per-image. The inc.jet imager was initially targeted as an envelope printer to complement Gunther's complete line of intelligent document automation and mailing systems. The inc.jet imager provides a solution to a problem that was voiced by Gunther customers and prospects: low-cost, high quality personalized printing on envelopes at document automation speeds.

     The inc.jet imager is also available for OEM licensing to printing and postage system manufacturers for incorporation into desk and tabletop inserters and folders, copiers, address printers, postage meters, standalone printers and other applications. Potential markets include:

        Postage/ESTAMP applications
        Envelop printing and address labeling
        Point of sales printing
        Box and carton labeling
        Tag printing
        Spot color and anti-fraud marking of originals

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

     The Information Based Indicia Program (IBIP) is an initiative by the United States Postal Service (USPS) to move to a new method of applying postage information on mail pieces. The plan involves getting away from the mechanical postage meter as we know it and replacing it with a combination of regulated "black box" technology and open architecture, computer/printer technology. This arrangement will allow users to print newly designed indicia that include some readable information, as well as some encoded data, using most standard, office type printers. The advantages to the user of this proposed method include better control of postage funds and less costly, more efficient printing of postage information on the mail piece. The Company's inc.jet imager is capable of printing the new indicia, including the encoded information. The Company's experience with high-speed reading of 2-D codes is also an important part of the overall application.

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

     The Company is an approved Marketing Partner with major printing systems vendors (Xerox, Oce, and IBM). Gunther products offer a strategic portion of the total solution required by the customer base of these vendors and as such Gunther products are often included in their sales presentations and there is a growing amount of joint sales and marketing activity with these vendors. In addition, the Company has other informal marketing arrangements with other manufacturers and suppliers of related hardware and software products.

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

     The Company has expanded into the mutual fund, pharmaceutical and outsource provider markets with sales to customers in each of these industries. Despite reliance on sales in the insurance industry, the development of the business has not been dependent upon any single or few customers. Due to the relatively high sales price of the Company's systems, customers who place multiple machine orders within a single year may account for more than 10% of the Company's revenues for that year. However, the Company has not relied on any one of these customers to maintain its level of sales from year to year.

     As of March 31, 2000, the Company has a backlog aggregating approximately $4,153,000. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Typically, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer and machine specifications are completed, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage of completion method over the production period of the system.

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

INSTALLATION AND CUSTOMER SERVICE

     The Company's systems usually can be installed at a customer's facilities in one day. The Company typically uses a systems engineer, who plans and carries out the installation and programming of the systems. A Company employee will remain at the customer's facilities for approximately two weeks to monitor the initial operation of the system. As part of the installation, the Company trains two operators for one week at either the Company's or the customer's facilities in the operation and maintenance of the system. The Company has monthly meetings with customers to evaluate the performance of systems. All systems are now installed with a modem and diagnostic software that enable the Company to monitor system performance from a remote location. As part of each installation, the Company includes a supply of spare parts which can be resupplied on short notice. Each system has been designed to facilitate parts replacements. The Company typically warrants each system for a period of 90 days after installation.

     All Gunther customers have some form of maintenance contract with the Company. Typically, this would take the form of on-call service, although in larger installations on-site service is required. Basic on-call coverage comes with a four hour response time guarantee; two hour response time is available to customers for an additional charge.

     Historically, the Company had contracted with a third-party service provider to perform the Company's service obligations under the maintenance agreements with its customers. During the third quarter of fiscal 1999, the Company made a strategic decision to assume the maintenance services on predominantly all current and future maintenance contracts. By assuming the maintenance services, management believes that, once an appropriate infrastructure has been developed, gross profit as a percentage of maintenance sales will increase by eliminating certain duplicate costs inherent in a third-party servicing relationship. The transition of maintenance services was completed during the year ended March 31, 2000.

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

     The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 2000, revenues from customer maintenance agreements represented approximately 44% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will represent an increasing percentage of its net sales.

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

     For the fiscal years ended March 31, 2000 and 1999, the Company incurred expenses of $1.2 million and $1.0 million, respectively, for research and development activities.

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

     Gunther's inc.jet products include several important features that set them apart from competitive products. The inc.jet accomplishes the high-speed printing of data (50 inches per second) at very high resolution (up to 600 x 600 dots per inch). The compact modular construction combined with injection molded plastic enable this product to be produced at low cost with a low level of maintenance.

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

     In connection with a development agreement with Connecticut Innovations, Inc. ("CII") and as partial consideration for loans made in connection therewith, the Company has assigned all existing, and future patents to CII as security for the Company's performance under a development agreement. Title to the patents will be transferred back to the Company upon the fulfillment of its obligations under the development agreement. The Company has also granted certain additional security interests in its patents in connection with the financing transactions consummated on October 2, 1998.

     Although the Company believes that patents and other intellectual property rights may be important to its business, there can be no assurance that patents will issue from any applications thereof, or if patents issue, that the claims allowed will be of adequate scope to protect the Company's technology or the issued patents or other technology rights will not be challenged or invalidated. The Company's business could be adversely affected by increased competition in the event that any patent granted to it is adjudicated to be invalid or is inadequate in scope to protect the Company's operations, or if any of the Company's other arrangements related to technology are breached or violated. Although the Company believes that its products and technology do not infringe the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful. Furthermore, the Company could incur substantial costs in defending itself in patent infringement suits brought by others and in prosecuting suits against patent infringments.

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

EMPLOYEES

     At March 31, 2000, the Company had 178 (121 at March 31, 1999) full-time employees, consisting of 62 (68 at March 31, 1999) engaged in engineering, development and manufacturing, 16 (14 at March 31, 1999) in marketing and sales activities, 91 (30 at March 31, 1999) in customer services and 9 (9 at March 31,
1999)
in general administrative and executive functions. The increase in service personnel is due to the Company assuming the maintenance services on predominantly all maintenance contracts. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal facilities are located at One Winnenden Road, Norwich, Connecticut, where the Company leases approximately 75,000 square feet of space. The Company lease requires payment of monthly rent in the amount of $30,000 through September 30, 2001. Of the Company's space in Norwich, approximately 15,000 square feet is devoted to office and administrative uses, approximately 55,000 square feet to engineering, development and assembly activities, and approximately 5,000 square feet to marketing, sales and customer service functions. The Company believes that its facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.  LEGAL PROCEEDINGS.

     As previously reported, a purported class action lawsuit was filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities law. The action was filed in the United States District Court for the District of Connecticut. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorneys' fees, incurred in connection with the action.

     On December 17, 1999, the plaintiffs requested leave to file a second amended and consolidated complaint. On May 1, 2000, the Court granted the plaintiffs leave to serve that second amended and consolidated complaint.

     Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     During fiscal 1998, the Company's Common Stock was traded in the NASDAQ SmallCap market under the symbol "SORT". On August 17, 1998, the National Association of Securities Dealers ("NASD") delisted the Common Stock from the NASDAQ SmallCap Market due to the Company's failure to maintain capital and surplus of at least $1,000,000. Thereafter, the Common Stock was traded in the "pink sheets" until January 1999, when it commenced trading on the OTC Bulletin Board.

     The following table sets forth the high and low bid prices of the Company's Common Stock for each quarter of fiscal 1999 and fiscal 2000, as reported by NASDAQ and the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

                                                               Bid Prices
                                                              -------------
                       Fiscal Quarter                         High      Low
                       --------------                         ----      ---
First Fiscal Quarter - 1999
                                                               $4 23/32   2
(April 1 - June 30, 1998)

Second Fiscal Quarter - 1999
                                                                2 11/16   1 1/8
(July 1 - September 30, 1998)

Third Fiscal Quarter - 1999
                                                                2 3/4     1/2
(October 1 - December 31, 1998)

Fourth Fiscal Quarter - 1999
                                                                2 1/8     1 3/8
(January 1 - March 31, 1999)

First Fiscal Quarter - 2000
                                                                3 3/4     2 1/32
(April 1 - June 30, 1999)

Second Fiscal Quarter - 2000
                                                                2 15/16   2 7/16
(July 1 - September 30, 1999)

Third Fiscal Quarter - 2000
                                                                2 5/8     1 7/8
(October 1 - December 31, 1999)

Fourth Fiscal Quarter - 2000
                                                                3         2 3/8
(January 1 - March 31, 2000)

     On June 2, 2000, the high and low bid prices for the Company's Common Stock were $2.25, as reported.

     As of June 10, 2000, there were approximately 78 record owners of the Company's Common Stock. The Company believes there are 876 beneficial owners of Common Stock. The Company has not paid dividends on its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

SALES OF UNREGISTERED SECURITIES

     During fiscal 2000, the Company granted certain officers and key employees stock options covering an aggregate of 45,000 shares of Common Stock at exercise prices ranging from $2.50 to $3.22 per share. Options covering 5,000 shares were granted effective as of June 18, 1999, options covering 30,000 shares were granted effective as of October 3, 1999, and options covering 10,000 shares were granted effective as of February 7, 2000. The options vest ratably over a five-year period and have a maximum duration of ten years.

     During fiscal 2000, the Company also credited an aggregate of 14,679 shares of Common Stock to the accounts of five directors who are participating in the Gunther International, Ltd. Directors Equity Plan (the "Plan"). In accordance with the terms of the Plan, each participating director is entitled to receive grants of Common Stock in lieu of a quarterly cash retainer. The number of shares to which each director is entitled to receive each fiscal quarter is equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock as of the last business day of the quarter. Based upon this formula, 5,128 shares of Common Stock were credited in respect of the fiscal quarter ended September 30, 1999 (the fair market value of the Common Stock on the last business day of the quarter being $2.44 per share), 4,550 shares of Common Stock were credited in respect to the fiscal quarter ended December 31, 1999 (the fair market value of the Common Stock on the last business day of the quarter being $2.75 per share), and 5,000 shares of Common Stock were credited in respect of the fiscal quarter ended March 31, 2000 (the fair market value of the Common Stock on the last business day of the quarter being $2.50 per share). Each director elected to defer receipt of the shares credited to his account.

     No underwriters were used in connection with any of the foregoing transactions and, accordingly, there were no underwriting discounts or commissions. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and the rules and regulations promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

SUMMARY FINANCIAL DATA

     The summary financial data presented below should be read in conjunction with the information set forth in the financial statements and notes thereto included elsewhere herein.

                                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                       MARCH 31,      MARCH 31,      MARCH 31,
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Sales:
  Systems...........................................  $12,052,692    $11,896,553    $ 8,630,103
  Maintenance.......................................    9,533,778      8,847,082      6,454,716
                                                      -----------    -----------    -----------
          Total sales...............................   21,586,470     20,743,635     15,084,819
                                                      -----------    -----------    -----------
Cost of sales:
  Systems...........................................    8,094,029      8,521,585      7,030,092
  Maintenance.......................................    8,289,268      6,684,135      4,771,692
                                                      -----------    -----------    -----------
          Total cost of sales.......................   16,383,297     15,205,720     11,801,784
                                                      -----------    -----------    -----------
Gross profit........................................    5,203,173      5,537,915      3,283,035
                                                      -----------    -----------    -----------
Operating expenses:
  Selling and administrative........................    4,180,274      4,581,853      5,050,863
  Research and development..........................    1,227,626      1,046,569        618,735
                                                      -----------    -----------    -----------
          Total operating expenses..................    5,407,900      5,628,422      5,669,598
                                                      -----------    -----------    -----------
Operating loss......................................     (204,727)       (90,507)    (2,386,563)
  Interest expense, net.............................     (554,156)      (466,653)      (245,552)
                                                      -----------    -----------    -----------
Loss before cumulative effect of change in
  accounting principle..............................     (758,883)      (557,160)    (2,632,115)
Cumulative effect of change in accounting
  principle.........................................           --       (622,953)            --
                                                      -----------    -----------    -----------
Net loss............................................  $  (758,883)   $(1,180,113)   $(2,632,115)
                                                      ===========    ===========    ===========
Per share:
Loss before cumulative effect of change in
  accounting principle..............................  $     (0.18)   $     (0.13)   $     (0.61)
Cumulative effect of change in accounting
  principle.........................................           --          (0.14)            --
                                                      -----------    -----------    -----------
Net loss............................................  $     (0.18)   $     (0.27)   $     (0.61)
                                                      ===========    ===========    ===========

                                                         2000           1999
                                                      -----------    -----------
Current assets......................................  $ 5,682,690    $ 4,868,486
Total assets........................................    9,616,566      8,806,647
Current liabilities.................................    7,310,139      7,484,265
Long-term debt, less current maturities.............    5,277,178      3,534,250
Stockholders' equity (deficit)......................   (2,970,751)    (2,211,868)

RESULTS OF OPERATIONS

  Fiscal Year ended March 31, 2000
  Compared to Fiscal Year ended March 31, 1999

     Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems and ancillary products.

     Systems sales for fiscal year 2000 increased $156,000, or 1%, to $12.1 million from $11.9 million in fiscal year 1999. The increase in systems sales was primarily due to an increase in inc.jet imager sales, which increased $1.3 million, or 212%, to $1.9 million. Inc.jet sales comprised 15% of total systems sales in fiscal year 2000 as compared to 5% in fiscal year 1999. Sales of high speed assembly systems for fiscal year 2000 decreased to $10.2 million, or 10%, from $11.3 million in fiscal year 1999. The decrease in systems sales for fiscal year 2000 is primarily due to a slow period of systems orders in the first and second fiscal quarters. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and related upgrades is as follows:

                                                MARCH 31,    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
                                                  2000           1999            1999           1999
                                                ---------    ------------    -------------    --------
                                                                    (IN MILLIONS)
Backlog, beginning of period..................    $ 4.5         $ 2.0            $ 2.0         $ 4.3
Orders........................................      3.1           4.2              2.1            .6
Sales.........................................     (3.4)         (1.7)            (2.1)         (2.9)
                                                  -----         -----            -----         -----
Backlog, end of period........................    $ 4.2         $ 4.5            $ 2.0         $ 2.0
                                                  =====         =====            =====         =====

     Maintenance sales increased $687,000, or 8%, to $9.5 million in fiscal year 2000 from $8.8 million in fiscal year 1999 as a result of a larger number of systems under service contract from shipments during the year and inflationary price increases in service contracts between the periods.

     Gross profit decreased by $335,000, or 6%, to $5.2 million in fiscal year 2000 from $5.5 million in fiscal year 1999. The gross margin on systems sales increased to 33% in fiscal year 2000 from 28% in fiscal year 1999. The increase in gross margin on systems sales is attributable to an increase in inc.jet imager sales, which had a 62% margin. The gross margin on sales of high speed assembly systems remained relatively stable at 28%. The gross margin on maintenance sales decreased to 13% in fiscal year 2000 from 24% in fiscal year 1999. The Company has been assuming the maintenance services on predominantly all maintenance contracts. The transition of maintenance services began on April 1, 1999 and was completed by March 31, 2000. By assuming the maintenance services, management believes gross profit as a percentage of maintenance sales will increase over time by eliminating certain duplicate costs associated with the Company and the third party service provider. During fiscal year 2000, the Company incurred certain costs necessary to build a service department infrastructure, including the hiring of additional support personnel, while still incurring costs from the third party service provider. The Company's transition expenses were higher than expected because the number of customer service engineers transitioning from the third party service provider were less than anticipated. This resulted in the Company having to recruit and train more personnel than anticipated and to incur additional expenses to provide customer support from the Connecticut location to customer sites. The Company also incurred an increase in service parts costs during the transition period. These increased costs followed preventive maintenance reviews by Company personnel at various sites. The Company found that in certain sites a substantial amount of time and materials were required to bring the systems to a level of operation the Company considers appropriate for those sites.

     Selling and administrative expenses decreased $402,000, or 9%, to $4.2 million in fiscal year 2000 from $4.6 million in fiscal year 1999. Selling and administrative expenses, as a percentage of total revenues, for fiscal years 2000 and 1999 were 19% and 22%, respectively. The decrease in selling and administrative expenses is primarily attributable to a decrease in personnel costs, including wages and commissions, related benefits and travel costs, as well as a shift in personnel from the inc.jet sales department back to research and development. During the 1999 period, inc.jet personnel were concentrating on bringing the new imager to market. After the introduction of the inc.jet imager to the market, a majority of the inc.jet personnel have concentrated their efforts on enhancements to the inc.jet imager.

     Research and development expenses increased $181,000 or 17%, to $1.2 million in fiscal year 2000 from $1.0 million in fiscal year 1999. The increase in the research and development expenses was primarily attributable to an increased focus on completing the inc.jet imager and the development of product enhancements to the current product line of high-speed assembly systems.

     Interest expense increased $87,000 to $554,000 in fiscal year 2000 from $467,000 in fiscal year 1999. The increase was due to an increase in debt.

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 2000 and 1999, the Company incurred net losses, before the effect of accounting change, of $758,883 and $557,160, respectively. Further, for those fiscal years, cash of $1,083,901 and $2,325,411, respectively, was used for operating activities. At March 31, 2000, the Company has a deficiency in working capital of $1,627,449 and a stockholders' deficit of $2,970,751. While these conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business, management believes there are several mitigating factors that will enable it to meet its obligations through March 31, 2001. For the fourth quarter of fiscal 2000, based on unaudited financial data, the Company recognized net income of $614,035 on sales of $6,512,494 with a gross profit of $2,089,529 but used cash of $437,692 for operating activities. The improvement in operating results in the fourth quarter reflects the benefits of higher sales volume coupled with reduced production time gained through enhanced processes. At March 31, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $4.2 million. The ability of the Company to achieve profitable operations in the future is currently dependent on attaining sufficient future sales volumes. Subsequent to year end, the Company borrowed an additional $500,000 from Gunther Partners LLC which is payable on demand; however, Gunther Partners LLC has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment. In addition, the Company has obtained commitments for $500,000 of additional financing, if necessary.

     The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), financing arrangements with banks and other third parties and, from time to time, sales of its equity securities.

     The negative cash flow for fiscal 2000 resulted primarily from a $1.9 million increase in accounts receivable. Approximately $1.0 million of the $1.9 million increase was attributable to payments due on 3 systems shipped prior to March 31, 2000. Approximately 40% of the purchase price of a system is due at the shipping date. A delay in payment of this amount on several systems will cause an unusual increase in accounts receivable. The amounts due were received by May 31, 2000.

     In September 1999, the Company and Gunther Partners, LLC agreed to modify the terms of a previous borrowing to defer payment of the $700,000 due from July 1999 through October 1999 and to loan the Company $800,000, thereby restoring the aggregate principal amount of the indebtedness to the original principal amount of $4.0 million. As amended, the total balance due of $4 million is to be repaid in nine payments as follows: (a) $200,000 shall be paid on the first day of each month commencing on October 1, 2001 and continuing and including April 1, 2002; (b) $100,000 shall be paid on May 1, 2002; and (c) the balance shall be paid on October 1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company, calculated in accordance with generally accepted accounting principles, improves by $1.0 million or more above the Company's accumulated deficit at June 30, 1999 (a "Triggering Event"), then the principal payments due on October 1, 2001 through May 1, 2002 shall be accelerated and become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event.

     On November 8, 1999, the Company entered into a revolving loan agreement with a bank pursuant to which the bank has agreed to loan the Company up to $500,000 based on a borrowing base of eligible accounts receivable. Eligible accounts receivable include accounts receivable under 60 days past due, excluding receivables from agencies of the United States. As of March 31, 2000, the Company has borrowed $350,000 under the loan agreement. Interest is to be paid monthly at the annual rate of prime plus 1.5%. The loan agreement contains certain covenants, including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the loan agreement expires on August 31, 2000. As of March 31, the Company was in default of the debt service ratio. The bank subsequently waived the default through August 31, 2000.

     The Company also borrowed $200,000 from a director of the Company on a short-term basis on December 16, 1999. This amount plus interest at 8% was paid back to the director prior to December 31, 1999. Subsequent to March 31, 2000, the Company borrowed an additional $150,000 from a director of the Company; this amount has also been repaid.

     The Loan and Security Agreement between the Company and Gunther Partners, LLC expressly prohibits the Company from incurring any additional indebtedness from any person or entity other than the Gunther Partners, LLC without the permission of Gunther Partners LLC. The Company must depend, therefore, on current cash balances, internally generated funds, and the revolving line of credit to finance its operations. At March 31, 2000, the Company had cash and cash equivalents of approximately $87,136, as well as $3.3 million of accounts receivable.

     Under the Company's normal sales pricing policy, approximately 50% of the sales price of each system is received by the Company within 30 days from the time an order is placed by a customer; approximately 40% is received at the time the system is shipped to the customer and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

     On a going forward basis, management believes that the Company has sufficient cash and cash equivalents, together with the cash expected to be derived from additional system sales and maintenance contracts, to meet the Company's cash needs for the next fiscal year. Further, the Company has commitments for additional funding, if necessary. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; and the continued availability of financing. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this item are presented on pages F-1 through F-15 immediately after the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2000 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2000. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by Item 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2000 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2000. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2000 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2000. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2000 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2000. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     A.  Exhibits required by Item 601 of Regulation S-B:

 3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i) to the Company's Quarterly Report on Form
       10-QSB for the fiscal quarter ended December 31, 1998, Commission File No 33-70052-B, and incorporated herein by reference).
 3.2 By-Laws of the Company, as amended (filed as Exhibit 3(iv) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, Commission File No.
       33-70052-B, and incorporated herein by reference).
10.1   Recapitalization Agreement dated September 4, 1992 (filed as
       Exhibit 10(a) to the Company's Registration Statement on
       Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.2   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther, Jr. (filed as Exhibit 10(s) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.3   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther III (filed as Exhibit 10(t) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.4   Royalty Agreement, dated September 3, 1992, between the
       Company and Joseph E. Lamborghini (filed as Exhibit 10(u) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.5   Royalty Agreement, dated September 3, 1992, between the
       Company and Rufus V. Smith (filed as Exhibit 10(v) to the
       Company's Registration Statement on Form SB-2, Commission
       File No. 33-70052-B, and incorporated herein by reference).
10.6   Royalty Agreement, dated September 3, 1992, between the
       Company and Christine E. Gunther (filed as Exhibit 10(w) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.7   Royalty Agreement, dated September 3, 1992, between the
       Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.8   Form of Employee Stock Option Plan and Founders Option Plan
       (filed as Exhibit 10(kkk) to the Company's Registration
       Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.9 Warrant, dated October 20, 1993, to purchase 40,000 shares of Common Stock issued to Mark Fisher (filed as Exhibit
       10(vvv) to the Company's Registration Statement on Form
       SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.10  Warrant, dated January 9, 1995, to purchase 13,333 shares of
       Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB/A dated June
       26, 1995, and incorporated herein by reference).
10.11 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson
       (filed as Exhibit 10.51 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

10.12 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Roni Aron Jesselson
       (filed as Exhibit 10.52 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.13 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Jonathan Judah Jesselson
       (filed as Exhibit 10.53 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.14 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson
       (filed as Exhibit 10.54 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.15 Warrant, dated January 12, 1995, to purchase 13,333 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson
       (filed as Exhibit 10.55 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.16  Non-exclusive License Agreement between the Company and Bell
       & Howell (filed as Exhibit 10(qaii) to the Company's
       Registration Statement on Form SB-2, Commission File No.
       33-70052-B, and incorporated herein by reference).
10.17  Xerox Worldwide Printing Systems Partners Program
       Partnership Guide dated August 1990 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB/A dated June
       26, 1995, and incorporated herein by reference).
10.18 Amendment and Restatement of Development Agreement made as of December 31, 1995 between the Company and CII (filed as
       Exhibit 10.2 to the Company's Quarterly Report on Form
       10-QSB dated February 12, 1996 and incorporated herein by reference).
10.19 Building lease between the Company and UNC Incorporated, dated July 31, 1996 (filed as Exhibit 10.3 to the Company's
       Quarterly Report on Form 10-QSB dated November 12, 1996 and incorporated herein by reference).
10.20  Promissory Note dated September 9, 1996 between James H.
       Whitney, CEO, Gunther International, Ltd. and the Company
       (filed as Exhibit 10.4 to the Company's Quarterly Report on
       Form 10-QSB dated November 12, 1996 and incorporated herein by reference).
10.21  Non-exclusive License Agreement By and Between the
       Hewlett-Packard Company and Gunther International
       Incorporated for Envelope Printing Technology dated May 6,
       1997.
10.22 Agreement, dated October 2, 1998, by and among the registrant, June H. Geneen, Phil E. Gilbert, Jr., Thomas W.
       Keesee and the United States Trust Company Of New York, as
       Co-Executors of the Estate of Harold S. Geneen, Late of New
       York, New York (the "Estate"), BankBoston, N.A. (successor by merger to Bank of Boston Connecticut ("BOB") and Gunther
       Partners, LLC (the "Lender") (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.23 Promissory Note, dated October 2, 1998, made by the registrant to the order of the Estate (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.24 Security Agreement, dated October 2, 1998, by and between the registrant and the Estate (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).

10.25 Loan and Security Agreement, dated October 2, 1998, by and between the registrant and the Lender (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.26 $4,000,000 Term Note, dated October 2, 1998, made by the registrant to the order of the Lender (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.27 Subordination Agreement dated as of October 2, 1998, between the Lender and Connecticut Innovations, Inc. ("CII") (filed as Exhibit 99.7 to the registrant's Current Report on Form
       8-K dated October 7, 1998 and incorporated herein by this reference).
10.28 Subordination Agreement, dated as of October 2, 1998, between the Estate and CII (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.29  Subordination and Intercreditor Agreement, dated October 2,
       1998, between the Lender and the Estate (filed as Exhibit
       99.9 to the registrant's Current Report on Form 8-K dated
       October 7, 1998 and incorporated herein by this reference).
10.30  Warrant Agreement, dated October 2, 1998, by and between the
       Lender and the registrant (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.31 Registration Rights Agreement, dated October 2, 1998, by and between the registrant and the Lender (filed as Exhibit
       99.11 to the registrant's Current Report on Form 8-K dated
       October 7, 1998 and incorporated herein by this reference).
10.32  Voting Agreement, dated October 2, 1998, by and among the
       Estate, Gerald H. Newman, Park Investment Partners, Inc., the Lender, Robert Spiegel, Four Partners and the registrant
       (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).
10.33  Non-Qualified Stock Option Agreement, dated as of October 5,
       1998, between Marc I. Perkins and the registrant (filed as Exhibit 10.14 to the registrant's Quarterly Report on Form
       10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.34 Employment Agreement, dated as of October 7, 1998, between the registrant and Michael M. Vehlies (filed as Exhibit
       10.15 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.35  Non-Qualified Stock Option Agreement, dated as of October
       29, 1998, between Michael M. Vehlies and the registrant
       (filed as Exhibit 10.16 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.36  Revised Commitment Letter, dated as of August 27, 1999, from
       People's Bank to the Registrant, as amended by (i) a letter to People's Bank from the Registrant dated September 2, 1999 and (ii) a letter to People's Bank from the Registrant dated
       October 23, 1999 (filed as Exhibit 10.1 to the registrant's
       Quarterly Report on Form 10-QSB dated February 22, 2000, and incorporated herein by this reference).
10.37 Commercial Loan Agreement, dated as of October 23, 1999, between the Registrant and People's Bank (filed as Exhibit
       10.2 to the registrant's Quarterly Report on Form 10-QSB dated February 22, 2000, and incorporated herein by this reference).
10.38  Promissory Note, dated as of October 23, 1999, between the
       Registrant and People's Bank (filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-QSB dated February
       22, 2000, and incorporated herein by this reference).

10.39      Commercial Revolving Loan Agreement, dated as of October 23, 1999, between the
           Registrant and People's Bank (filed as Exhibit 10.4 to the registrant's Quarterly
           Report on Form 10-QSB dated February 22, 2000, and incorporated herein by this reference).
10.40      Security Agreement, dated as of October 23, 1999, between the Registrant and People's
           Bank (filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-QSB dated
           February 22, 2000, and incorporated herein by this reference).
10.41      Subordination and Intercreditor Agreement, dated as of October 23, 1999, between
           People's Bank, Gunther Partners, LLC, and the Registrant (filed as Exhibit 10.6 to the registrant's Quarterly Report on Form 10-QSB dated February 22, 2000, and incorporated herein by this reference).
10.42      Subordination and Intercreditor Agreement, dated as of October 23, 1999, between
           People's Bank and June H. Geneen, Phil E. Gilbert, Jr., Thomas W. Keesee and the
           United States Trust Company of New York, as Co-Executors of the Estate of Harold S.
           Geneen, late of New York, New York and the Registrant (filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-QSB dated February 22, 2000, and incorporated herein by this reference).
10.43      Subordination and Intercreditor Agreement, dated as of October 23, 1999, between
           People's Bank, Connecticut Innovations, Inc. and the Registrant (filed as Exhibit 10.8 to the registrant's Quarterly Report on Form 10-QSB dated February 22, 2000, and incorporated herein by this reference).
10.44      Employment Agreement, dated October 3, 1999, between the Registrant and Marc I.
           Perkins (filed as Exhibit 10.9 to the registrant's Quarterly Report on Form 10-QSB dated February 22, 2000, and incorporated herein by this reference).
10.45      Promissory Note, dated December 16, 1999, between the Registrant and Robert Spiegel
           (filed as Exhibit 10.10 to the registrant's Quarterly Report on Form 10-QSB dated
           February 22, 2000, and incorporated herein by this reference).
10.46      Promissory Note, dated April 4, 2000, between the Registrant and Gunther Partners,
           LLC.
10.47      Funding Letter, dated June 19, 2000 from Gunther Partners, LLC to the Registrant.
24.1       Power of Attorney pursuant to which this Annual Report on Form 10-KSB dated June 30,
           2000 was executed.
27.1       Financial Data Schedule

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

                 SIGNATURE:                                     TITLE:                       DATE:
                 ----------                                     ------                       -----
           /s/ MICHAEL M. VEHLIES                                                        June 29, 2000
---------------------------------------------
             Michael M. Vehlies
            Attorney-in-Fact for:

          Marc I. Perkins                        President and Chief Executive           June 29, 2000
                                                   Officer (Principal Executive
                                                   Officer) and Director

          J. Kenneth Hickman                     Director                                June 29, 2000

          Steven S. Kirkpatrick                  Director                                June 29, 2000

          Gerald H. Newman                       Director                                June 29, 2000

          George A. Snelling                     Director                                June 29, 2000

          Robert Spiegel                         Director                                June 29, 2000

          Thomas M. Steinberg                    Director                                June 29, 2000

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                NO.
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-2

Report of Arthur Andersen LLP, Independent Public
 Accountants................................................    F-3

Balance Sheets as of March 31, 2000 and 1999................    F-4
Statements of Operations for the Years Ended March 31, 2000
  and 1999..................................................    F-5

Statements of Stockholders' Equity (Deficit) for the Years
 Ended March 31, 2000 and 1999..............................    F-6

Statements of Cash Flows for the Years Ended March 31, 2000
 and 1999...................................................    F-7

Notes to Financial Statements...............................    F-8

                         REPORT OF INDEPENDENT AUDITORS

Stockholders of Gunther International, Ltd.

     We have audited the accompanying balance sheet of Gunther International, Ltd. as of March 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gunther International, Ltd. at March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                  ERNST & YOUNG LLP

Hartford, Connecticut
June 19, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gunther International, Ltd.:

     We have audited the accompanying balance sheet of Gunther International, Ltd. (the "Company") (a Delaware corporation) as of March 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     As explained in Note 2 to the financial statements, effective April 1, 1998, the Company changed its method of accounting for deferred preproduction costs.

                                                  ARTHUR ANDERSEN LLP

Hartford, Connecticut
June 7, 1999

                          GUNTHER INTERNATIONAL, LTD.

                                 BALANCE SHEETS
                            MARCH 31, 2000 AND 1999

                                                                  2000            1999
                                                              ------------    ------------
Assets
Current Assets:
  Cash......................................................  $     87,136    $    731,943
  Restricted cash...........................................            --         150,000
  Accounts receivable, less allowance.......................     3,315,783       1,520,201
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................       200,691         864,525
  Inventories...............................................     1,798,206       1,506,554
  Prepaid expenses..........................................       280,874          95,263
                                                              ------------    ------------
    Total current assets....................................     5,682,690       4,868,486
                                                              ------------    ------------
Equipment and leasehold improvements:
  Machinery and equipment...................................     1,485,369       1,370,552
  Furniture and fixtures....................................       378,852         320,262
  Leasehold improvements....................................        38,589         255,017
                                                              ------------    ------------
                                                                 1,902,810       1,945,831
  Accumulated depreciation and amortization.................      (808,354)     (1,079,954)
                                                              ------------    ------------
                                                                 1,094,456         865,877
                                                              ------------    ------------
Other Assets:
  Excess of costs over fair value of net assets acquired,
    net.....................................................     2,774,893       2,998,357
  Other.....................................................        64,527          73,927
                                                              ------------    ------------
                                                                 2,839,420       3,072,284
                                                              ------------    ------------
                                                              $  9,616,566    $  8,806,647
                                                              ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Current maturities of long-term debt -- related parties...  $         --    $  1,000,000
  Current maturities of long-term debt -- other.............        13,134          13,440
  Note payable to bank......................................       350,000              --
  Accounts payable..........................................     2,502,231       2,436,430
  Accrued expenses..........................................     1,385,066       1,151,518
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................     1,052,734       1,211,673
  Deferred service contract revenue.........................     1,856,974       1,521,204
  Note payable to stockholder...............................       150,000         150,000
                                                              ------------    ------------
    Total current liabilities...............................     7,310,139       7,484,265
                                                              ------------    ------------
Long-term debt, less current maturities:
  Related parties...........................................     5,261,446       3,521,931
  Other.....................................................        15,732          12,319
                                                              ------------    ------------
         Total long-term debt...............................     5,277,178       3,534,250
                                                              ------------    ------------
    Total Liabilities.......................................    12,587,317      11,018,515
                                                              ------------    ------------
Commitments and contingencies (Note 8)
Stockholders' Equity (Deficit):
  Common Stock, $.001 par value: 16,000,000 shares
    authorized; 4,291,769 shares issued and outstanding.....         4,292           4,292
  Additional paid-in capital................................    12,188,556      12,188,556
  Accumulated deficit.......................................   (15,163,599)    (14,404,716)
                                                              ------------    ------------
    Total Stockholders' Equity (Deficit)....................    (2,970,751)     (2,211,868)
                                                              ------------    ------------
                                                              $  9,616,566    $  8,806,647
                                                              ============    ============

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
Sales:
  Systems...................................................  $12,052,692   $11,896,553
  Maintenance...............................................    9,533,778     8,847,082
                                                              -----------   -----------
     Total sales............................................   21,586,470    20,743,635
                                                              -----------   -----------
Cost of sales:
  Systems...................................................    8,094,029     8,521,585
  Maintenance...............................................    8,289,268     6,684,135
                                                              -----------   -----------
     Total cost of sales....................................   16,383,297    15,205,720
                                                              -----------   -----------
       Gross profit.........................................    5,203,173     5,537,915
                                                              -----------   -----------
Operating expenses:
  Selling and administrative................................    4,180,274     4,581,853
  Research and development..................................    1,227,626     1,046,569
                                                              -----------   -----------
     Total operating expenses...............................    5,407,900     5,628,422
                                                              -----------   -----------
       Operating loss.......................................     (204,727)      (90,507)
Interest expense, net.......................................     (554,156)     (466,653)
                                                              -----------   -----------
Loss before cumulative effect of change in accounting
  principle.................................................     (758,883)     (557,160)
Cumulative effect of change in accounting principle.........           --      (622,953)
                                                              -----------   -----------
       Net loss.............................................  $  (758,883)  $(1,180,113)
                                                              ===========   ===========
Basic and fully diluted loss per share:
Loss before cumulative effect of change in accounting
  principle.................................................  $     (0.18)  $     (0.13)
Cumulative effect of change in accounting principle.........           --         (0.14)
                                                              -----------   -----------
       Net loss per share...................................  $     (0.18)  $     (0.27)
                                                              ===========   ===========
Weighted average number of common shares outstanding........    4,291,769     4,291,769
                                                              ===========   ===========

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                       SERIES B
                                  COMMON STOCK       COMMON STOCK
                                $.001 PAR VALUE     $.001 PAR VALUE   ADDITIONAL
                               ------------------   ---------------     PAID-IN    ACCUMULATED
                                SHARES     AMOUNT   SHARES   AMOUNT     CAPITAL      DEFICIT        TOTAL
                               ---------   ------   ------   ------   -----------  ------------  -----------
Balance, March 31, 1998......  4,291,269   $4,291     500     $ 1     $11,390,818  $(13,224,603) $(1,829,493)
Conversion of Series B stock
  to common stock............        500        1    (500)     (1)             --            --           --
Issuance of warrants for
  debt.......................         --       --      --      --         345,000            --      345,000
Capitalization of below
  market interest rate loan
  from a related party.......         --       --      --      --         452,738            --      452,738
Net loss.....................         --       --      --      --              --    (1,180,113)  (1,180,113)
                               ---------   ------    ----     ---     -----------  ------------  -----------
Balance, March 31, 1999......  4,291,769    4,292      --      --      12,188,556   (14,404,716)  (2,211,868)
Net loss.....................         --       --      --      --              --      (758,883)    (758,883)
                               ---------   ------    ----     ---     -----------  ------------  -----------
Balance, March 31, 2000......  4,291,769   $4,292      --     $--     $12,188,556  $(15,163,599) $(2,970,751)
                               =========   ======    ====     ===     ===========  ============  ===========

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                 2000           1999
                                                              -----------    -----------
Operating activities:
  Net loss..................................................  $  (758,883)   $(1,180,113)
     Adjustments to reconcile net loss to net cash used for
      operating activities:
     Depreciation and amortization..........................      568,295        550,265
     Provision for doubtful accounts........................       63,530         40,000
     Interest accrued on related party note payable.........      239,518        118,500
     Cumulative effect of change in accounting principle....           --        622,953
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (1,859,112)    (1,194,073)
       Inventories..........................................     (291,652)      (249,702)
       Prepaid expenses.....................................     (185,611)       (33,444)
       Accounts payable.....................................       65,801       (487,037)
       Accrued expenses.....................................      233,548        154,524
       Deferred service contract revenue....................      335,770       (277,862)
       Billings, costs and estimated earnings on uncompleted
        contracts, net......................................      504,895       (389,422)
                                                              -----------    -----------
          Net cash used for operating activities............   (1,083,901)    (2,325,411)
                                                              -----------    -----------
Investing activities:
  Acquisitions of equipment and leasehold improvements......     (564,010)      (230,853)
  Other assets..............................................           --         18,017
  Proceeds from sale of investment..........................           --         20,000
                                                              -----------    -----------
          Net cash used for investing activities............     (564,010)      (192,836)
                                                              -----------    -----------
Financing activities:
  Repayment of notes payable and long-term debt.............     (515,110)    (2,873,347)
  Proceeds from notes payable and long-term debt............    1,368,214      5,701,169
  Transfer from (to) restricted cash........................      150,000       (150,000)
                                                              -----------    -----------
          Net cash provided by financing activities.........    1,003,104      2,677,822
                                                              -----------    -----------
Net increase (decrease) in cash.............................     (644,807)       159,575
Cash, beginning of year.....................................      731,943        572,368
                                                              -----------    -----------
Cash, end of year...........................................  $    87,136    $   731,943
                                                              ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest....................................  $   326,687    $   293,105
  Cash paid for income taxes................................        7,561         26,311

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

1.  BUSINESS:

     Gunther International, Ltd. (the "Company") operates as a single business segment. The Company designs, develops, assembles, markets and services high speed systems that automatically assemble printed documents, fold, staple or bind the documents and insert completed documents into appropriate envelopes for mailing or other distribution. The Company was incorporated in Delaware in 1978 and currently operates from its facilities located in Norwich, Connecticut.

     The Company's products were developed in the mid-1980's to meet a need for greater reliability and integrity in document finishing systems. These products are dependent upon proprietary technology and require specially skilled engineers and technicians to design, enhance and produce them to meet customer needs.

2.  CHANGE IN ACCOUNTING PRINCIPLE:

     Effective April 1, 1998, the Company adopted Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. In connection with the adoption of SOP 98-5 the Company wrote-off, as a cumulative effect of a change in accounting principle, $622,953 of previously deferred preproduction costs.

3.  ACCOUNTING POLICIES:

  Revenue recognition -

     The Company recognizes revenues under sales contracts for its high-speed assembly equipment using the percentage of completion method based on the ratio of incurred costs to total estimated costs. Changes in estimated earnings thereon are recognized in the period determined. Sales of inc.jet imagers are recognized when the products are delivered.

  Allowance for doubtful accounts -

     The Company evaluates the collectibility of accounts receivable on an ongoing basis and makes allowances for credit losses ($86,900 at March 31, 2000 and $23,400 at March 31, 1999).

  Inventories -

     Inventories, consisting primarily of purchased parts used in the assembly and repair of the Company's products, are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

  Equipment and leasehold improvements -

     Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets as follows: machinery and equipment -- 3 - 7 years; and furniture and fixtures -- 7 years. Amortization of leasehold improvements is computed over the useful life of the improvement or lease term, whichever is shorter. Depreciation expense was $330,000 and $315,020 for fiscal 2000 and 1999, respectively.

  Excess of cost over fair value of net assets acquired -

     The excess of cost over the fair value of net assets acquired ("goodwill"), which resulted from a business acquisition, is being amortized over its estimated life of 20 years. As of March 31, 2000 and 1999, accumulated amortization thereon was $1,694,676 and $1,471,212, respectively. The realization of the carrying value of the Company's assets, including goodwill, is dependent on the Company's ability to sustain profitable operations in the future. If objective evidence becomes known indicating the carrying value of the goodwill has been impaired, the Company will evaluate the carrying value based on undiscounted cash flows.

  Research and development -

     Expenses associated with research and development activities are expensed as incurred.

  Deferred service contract revenue -

     Service contract revenue is recognized over the term of the contract; amounts applicable to future periods are deferred.

  Product warranties -

     The Company provides a warranty on each product for a period of 90 days after installation. Warranty expense for fiscal 2000 and 1999, was approximately $255,000 and $283,000, respectively.

  Deferred income taxes -

     Deferred income taxes are provided on temporary differences between the financial statement and tax basis of assets and liabilities and on operating loss carryovers using enacted tax rates in effect in the years in which differences are expected to reverse. A valuation allowance is recorded for the amount of deferred income tax assets that are not expected to be realized. See
Note 7.

  Royalty expense -

     The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 9). Royalties due under these agreements are expensed as incurred.

  Loss per share -

     The denominators used for purposes of computing the loss per share consist of the weighted average number of common shares outstanding of 4,291,769 for both fiscal 2000 and 1999. Common stock equivalents were not used because their effect would have been anti-dilutive. There are 1,178,071 and 1,114,539 common stock equivalents outstanding at March 31, 2000 and 1999.

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

4.  INVENTORIES:

     Inventories consist of:

                                                                     2000          1999
                                                                  ----------    ----------
    Raw materials...............................................  $1,532,703    $1,639,625
    Work-in-process.............................................     625,719       197,592
                                                                  ----------    ----------
                                                                   2,158,422     1,837,217
    Valuation allowance.........................................    (360,216)     (330,663)
                                                                  ----------    ----------
                                                                  $1,798,206    $1,506,554
                                                                  ==========    ==========

5.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

     The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts:

                                                                     2000           1999
                                                                  -----------    -----------
    Costs incurred on uncompleted contracts.....................  $ 2,537,418    $ 3,544,031
    Estimated earnings..........................................    1,305,603      1,638,821
                                                                  -----------    -----------
                                                                    3,843,021      5,182,852
    Billings to date............................................   (4,695,068)    (5,530,000)
                                                                  -----------    -----------
                                                                  $  (852,043)   $  (347,148)
                                                                  ===========    ===========
    Included in the accompanying balance sheets under the
      following captions:
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.....................................  $   200,691    $   864,525
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.....................................   (1,052,734)    (1,211,673)
                                                                  -----------    -----------
                                                                  $  (852,043)   $  (347,148)
                                                                  ===========    ===========

6.  DEBT:

     Long-term debt consists of:

                                                                     2000          1999
                                                                  ----------    -----------
    Notes payable to related parties (stockholders):
      Gunther Partners LLC, less unamortized debt discount of
         $241,500 and $310,500 at March 31, 2000 and 1999,
         respectively...........................................  $3,758,500    $ 3,189,500
      Estate of Harold S. Geneen, less unamortized debt discount of $339,195 and $414,651 at March 31, 2000 and 1999,
         respectively...........................................   1,502,946      1,332,431
                                                                  ----------    -----------
                                                                   5,261,446      4,521,931
    Other.......................................................      28,866         25,759
                                                                  ----------    -----------
                                                                   5,290,312      4,547,690
    Current maturities of long-term debt........................     (13,134)    (1,013,440)
                                                                  ----------    -----------
                                                                  $5,277,178    $ 3,534,250
                                                                  ==========    ===========

As of March 31, 2000, aggregate annual maturities of long-term debt for the next five fiscal years are:

FISCAL YEAR
ENDING MARCH 31,                                         AMOUNT
----------------                                       ----------
2001.................................................  $   13,134
  2002...............................................   1,404,042
2003.................................................     303,664
2004.................................................   2,062,558
2005.................................................   1,506,914

     In 1999, in exchange for cash of $4.0 million the Company issued an 8% note payable to Gunther Partners LLC with a face value of $4.0 million and also granted Gunther Partners LLC a warrant to purchase up to 35% of the pro forma, fully diluted number of shares of the Company's Common Stock, determined as of the date of exercise, at any time through November 2003 at $1.50 a share. The warrant was valued at $345,000 and has been included in additional paid-in capital. The note was valued at $3,655,000, which resulted in an effective interest rate of 9.8%. The debt discount on the note is being amortized by the effective interest method. Interest on the note payable to Gunther Partners LLC is paid quarterly at the stated rate of 8%.

Through June 30, 1999, the Company made principal payments of $800,000 on this note. In September 1999, the Company and Gunther Partners LLC agreed to modify the terms of the note. In connection therewith Gunther Partners LLC loaned the Company $800,000. As amended, the outstanding balance due Gunther Partners LLC is due in principal installments of $200,000 commencing on October 1, 2001 through April 1, 2002; $100,000 on May 1, 2002; and $2,500,000 on October 1,
2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company improves by $1.0 million or more compared to the amount at June 30, 1999 of $14.4 million (a "Triggering Event"), then the principal payments otherwise due from October 1, 2001 through May 1, 2002 shall be become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event. The debt is secured by a first priority interest in all tangible and intangible (excluding accounts receivable, patents and trademarks) personal property and a secondary interest in patents and trademarks. In April 2000, the Company borrowed an additional $500,000 from Gunther Partners LLC which is payable on demand; however, Gunther Partners LLC has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment.

     In fiscal 1999, in exchange for cash of $1.7 million the Company issued a note payable to the Estate of Harold S. Geneen (the "Estate") with a face amount of $1.7 million and a stated interest rate of 5.44%. The Company has valued the note at $1.3 million based on an effective interest rate of 10.5% and recorded the balance of $453,000 as additional paid-in capital. The resulting debt discount on the note is being amortized by the effective interest method. The note is due at the earlier of one year after the Company's obligations to Gunther Partners LLC are paid in full or October 2, 2004. Accrued interest on the note is added to the outstanding principal balance. This indebtedness is secured by a security interest in all tangible and intangible personal property. The Company's obligations to the Estate are subordinated to the Company's obligations to Gunther Partners LLC and a bank. The Company also has a $150,000 note payable to the Estate that does not have a stated interest rate or maturity date.

     Under a voting agreement which expires on the date the Company pays in full all outstanding indebtedness under the $4.0 million note payable to Gunther Partners and $1.7 million note payable to the Estate of Harold S. Geneen, the Company, Gunther Partners LLC, the Estate and other shareholders (Park Investment Partners, Gerald H. Newman, Four Partners and Robert Spiegel) have each agreed to vote all shares of the Company's stock held by them in favor of
(i) that number of persons nominated by Gunther Partners LLC constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and
(iii) one person nominated by Park Investment Partners.

     On November 8, 1999, the Company entered into a revolving loan agreement with a bank. Under the agreement the Company may borrow up to $500,000 at prime plus 1% (10.5% at March 31, 2000) based on eligible accounts receivable, as defined. As of March 31, 2000, $350,000 was outstanding. The revolving loan agreement contains certain covenants, including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the agreement expires on August 31, 2000. As of March 31, 2000, the Company is in default of the debt service ratio. The lender agreed to waive the default through August 31, 2000. This indebtedness is secured by a first priority interest in accounts receivable and a secondary interest in all other personal property.

7.  DEFERRED INCOME TAXES:

     Significant components of the Company's deferred income tax assets (liabilities) are:

                                                               2000           1999
                                                            -----------    -----------
Equipment and leasehold improvements......................  $  (102,212)   $  (130,409)
Accrued expenses..........................................      222,301        274,411
Inventories...............................................      182,574        170,516
Allowance for doubtful accounts...........................       33,903          9,828
Research and development..................................      204,226        209,312
Net operating loss carryforwards..........................    4,158,792      4,268,635
                                                            -----------    -----------
Net total deferred income tax asset.......................    4,699,584      4,802,293
Valuation allowance.......................................   (4,699,584)    (4,802,293)
                                                            -----------    -----------
Net deferred income tax asset.............................  $        --    $        --
                                                            ===========    ===========

     At March 31, 2000 the Company has federal and state net operating loss carryforwards of $11.6 million and $4.0 million, respectively, which are scheduled to expire in varying amounts from 2001 to 2013.

8.  WARRANTS, COMMON STOCK PURCHASE OPTIONS AND CAPITAL STOCK:

     See Note 6 for an explanation of the stock purchase warrant granted to Gunther Partners LLC in fiscal 1999. Further, at March 31, 2000 and 1999, warrants were outstanding to purchase 25,000 shares of the Company's Common Stock for $4.00 a share. These warrants expire in August 2000.

     The Company has stock option plans. The Executive Compensation/Stock Option Committee of the Board of Directors determines the prices and terms at which options may be granted. Options vest over periods ranging from three to five years and may be exercisable up to ten years from the date of grant. A summary of stock option activity follows:

                                       2000                           1999
                            ---------------------------    --------------------------
                                            WEIGHTED                      WEIGHTED
                                            AVERAGE                       AVERAGE
                             SHARES      EXERCISE PRICE     SHARES     EXERCISE PRICE
                            ---------    --------------    --------    --------------
Outstanding, beginning of
  year....................    400,000        $1.98          275,000        $3.12
Granted...................     45,000         2.91          285,000         1.63
Cancelled.................   (100,000)       (1.88)        (160,000)       (3.33)
                            ---------        -----         --------        -----
Outstanding, end of
  year....................    345,000        $2.13          400,000        $1.98
                            =========        =====         ========        =====
Exercisable, end of
  year....................    193,999        $2.00          151,666        $2.00
                            =========        =====         ========        =====
Weighted average fair
  value of options
  granted.................  $    2.24                      $   1.44
                            =========                      ========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense was recognized in fiscal 2000 or 1999.

     If compensation expense for the Company's stock option plans had been determined using the fair value method under SFAS 123, "Accounting for Stock Based Compensation", the Company would have reported a net loss of $825,170 ($.19 a share) in fiscal 2000 and $1,403,410 ($.33 a share) in fiscal 1999. In connection therewith, the Company used the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          2000        1999
                                                         -------    ---------
Risk free interest rate................................     5.00%   5.00-5.75%
Expected dividend yield................................     None         None
Expected lives.........................................  5 Years      5 years
Expected volatility....................................   68-199%     176-182%

     The Company is authorized to issue 16,501,000 shares of capital stock consisting of 16,000,000 shares of Common Stock, 500 shares of Series B Common Stock, 500,000 shares of Preferred Stock, and 500 shares of Class B Senior Non-Convertible Preferred Stock ("Class B Preferred Stock"), all with a par value of $.001 a share. The Board of Directors is authorized to determine the powers, preferences, rights and restrictions of the Preferred Stock. Class B Preferred Stock is non-voting and does not have a dividend right. The Class B Preferred Stock is redeemable at $1,000,000 per share on the occurrence of certain defined events and has a $1,000 a share liquidation preference. At March 31, 2000 and 1999, there are no issued and outstanding shares of Series B Common Stock, Preferred Stock, or Class B Preferred Stock. At March 31, 2000, 3,118,645 shares of the Company's Common Stock were reserved for issuance.

9.  COMMITMENTS AND CONTINGENCIES:

  Development Agreement -

     The Company has a development agreement with Connecticut Innovations, Inc. ("CII"), which requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems cumulative sales and provides for minimum payments of $125,000 for fiscal 2001, $137,500 for fiscal 2002 and $131,250 for fiscal 2003.

     If, during any quarter, the royalty computation does not exceed the minimum payment referred to above, the minimum payment would be made instead of the actual computed royalty amount. Total royalty expense was $106,250 and $100,000 for fiscal 2000 and 1999, respectively. CII has a security interest in all of the Company's patents, trademarks and other assets as collateral for the payment of the royalty obligations, but CII has agreed to subordinate its security interest (except for its security interest in patents and trademarks) in the event that the Company enters into a financing arrangement with an institutional lender. CII has subordinated its security interest in all tangible and intangible personal property to Gunther Partners LLC and the bank.

  Contingencies -

     In fiscal 1999, two purported class action lawsuits were filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities law. The actions were filed in the United States District Court for the District of Connecticut. On January 4, 1999, the two actions were consolidated. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorneys' fees, incurred in connection with the action. Although the Company believes the complaint is without merit and will vigorously defend the action, it is not possible to predict with certainty the final outcome of this proceeding.

     The Company is a party to various other legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position, operating results or cash flows.

  Other commitments -

     The Company has a royalty agreement with certain founding stockholders whereby the Company will pay an amount equal to 1% of all the Company's sales (as defined) commencing on the date of a public offering of the Company's Common Stock. An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under this agreement terminate upon the payment of royalties aggregating $12,000,000. For fiscal 2000 and 1999, royalties expensed under this agreement were $204,000 and $207,000, respectively. Total royalties expensed under this agreement were $900,000 through March 31, 2000.

     The Company has an agreement related to the development and use of certain inkjet technology. This agreement requires the Company to pay royalties of 1% of inkjet sales up to a maximum of $5,000,000 through fiscal 2008. For fiscal 2000 and 1999, royalties expensed under this agreement were approximately $22,000 and $5,000, respectively.

  Leases -

     The Company leases its office and manufacturing facility under an operating lease which provides for monthly rental of $30,000 through September 2001. Under this agreement, the Company is responsible for all operating costs and maintenance. The Company also leases certain office equipment under operating lease agreements. Lease expense for fiscal 2000 and 1999, was approximately $435,000 and $380,000, respectively. Future minimum rental payments for equipment are as follows:

FISCAL YEAR
ENDING MARCH 31,                               AMOUNT
----------------                              --------
2001........................................  $ 47,077
2002........................................    43,650
2003........................................    33,070
2004........................................     5,955
                                              --------
                                              $129,752
                                              ========

10.  EMPLOYEE BENEFIT PLANS:

     The Company has a defined contribution benefit plan (the "Plan") covering substantially all employees. The Plan is intended to comply with Section 401(k) of the Internal Revenue Code. Each year eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 15% of compensation or the annual maximum established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the Plan. The Company does not make contributions to the Plan but does pay certain expenses of the Plan.

11.  SIGNIFICANT CUSTOMERS AND BUSINESS CONCENTRATION:

     Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods are generally derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During fiscal 2000 and 1999, sales to one customer were 16% and 15% of sales, respectively.

12.  LIQUIDITY:

     For fiscal 2000 and 1999, the Company incurred net losses before the effect of accounting change of $758,883 and $557,160, respectively. Further, for those fiscal years, cash of $1,083,901 and $2,325,411, respectively, was used for operating activities. At March 31, 2000, the Company has a deficiency in working capital of $1,627,449 and a stockholders' deficit of $2,970,751. While these conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business, management believes there are several mitigating factors that will enable it to meet its obligations through

March 31, 2001. For the fourth quarter of fiscal 2000, based on unaudited financial data, the Company recognized net income of $614,035 on sales of $6,512,494 with a gross profit of $2,089,529 but used cash of $437,692 for operating activities. The improvement in operating results in the fourth quarter reflects the benefits of higher sales volume coupled with reduced production time gained through enhanced processes. At March 31, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $4.2 million. The ability of the Company to achieve profitable operations in the future is currently dependent on attaining sufficient future sales volumes. See
Note 6 for borrowings subsequent to March 31, 2000. In addition, the Company has obtained commitments for $500,000 of additional financing, if necessary.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of financial instruments (accounts receivable, accounts payable and debt) as of March 31, 2000 and 1999 approximate fair value. Fair value was based on cash flows and current market conditions.