Form 10-Q
period 2000-06-30
GUNTHER INTERNATIONAL LTD
filed 2000-08-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2000

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

The number of shares of the Registrant's Common stock outstanding as of July 31, 2000 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                    YES                            NO    X
                         -----                         -----

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                            Page
                                                                            ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                 Condensed Balance Sheets as of June 30, 2000
                      and March 31, 2000                                       3

                 Condensed Statements of Operations for the three
                      months ended June 30, 2000 and 1999                      4

                 Condensed Statements of Cash Flows for the three
                      months ended June 30, 2000 and 1999                      5

                 Notes to Condensed Financial Statements                     6-7

Item 2. Management's Discussion and Analysis or  Plan of Operation          8-10


                           PART II - OTHER INFORMATION

Item 2. Legal Proceedings                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      11

Signatures                                                                    12

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                           GUNTHER INTERNATIONAL, LTD.

                            CONDENSED BALANCE SHEETS

                        JUNE 30, 2000 AND MARCH 31, 2000

                                                    June 30, 2000      March 31, 2000
                                                    -------------      --------------
Assets
Current Assets:
Cash                                                $  1,646,320       $     87,136
Accounts receivable, net                               1,385,092          3,315,783
Costs and estimated earnings in excess
     of billings on uncompleted contracts                203,509            200,691
Inventories                                            1,883,811          1,798,206
Prepaid expenses                                         252,423            280,874
                                                    ------------       ------------
     Total current assets                              5,371,155          5,682,690
                                                    ------------       ------------

Property and Equipment:
Machinery and equipment                                1,592,542          1,485,369
 Furniture and fixtures                                  416,230            378,852
 Leasehold improvements                                   77,798             38,589
                                                    ------------       ------------
                                                       2,086,570          1,902,810
 Accumulated depreciation and
      amortization                                      (912,230)          (808,354)
                                                    ------------       ------------
                                                       1,174,340          1,094,456
                                                    ------------       ------------
Other Assets:
Excess of costs over fair value of net
      assets acquired, net                             2,719,027          2,774,893
Other                                                     55,927             64,527
                                                    ------------       ------------
                                                       2,774,954          2,839,420
                                                    ------------       ------------
                                                    $  9,320,449       $  9,616,566
                                                    ============       ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt - other        $     21,118       $     13,134
Note payable to related party                            500,000                  -
Note payable to bank                                     350,000            350,000
Accounts payable                                       1,722,360          2,502,231
Accrued expenses                                       1,161,413          1,385,066
Billings in excess of costs and estimated
     earnings on uncompleted contracts                 1,008,754          1,052,734
Deferred service contract revenue                      2,052,502          1,856,974
Note payable to stockholder                              150,000            150,000
                                                    ------------       ------------
    Total current liabilities                          6,966,147          7,310,139
                                                    ------------       ------------

Long-term debt, less current maturities:
Related party                                          5,300,841          5,261,446
Other                                                     93,045             15,732
                                                    ------------       ------------
    Total long-term debt                               5,393,886          5,277,178
                                                    ------------       ------------

Commitments and contingencies (Note 3)

Stockholders' Equity (Deficit):
Common Stock                                               4,292              4,292
Additional paid-in capital                            12,188,556         12,188,556
Accumulated deficit                                  (15,232,432)       (15,163,599)
                                                    ------------       ------------
    Total Stockholders' Equity (Deficit)              (3,039,584)        (2,970,751)
                                                    ------------       ------------
                                                    $  9,320,449       $  9,616,566
                                                    ============       ============


                            See accompanying notes.

                           Gunther International, Ltd.

                       Condensed Statements of Operations

                  For the quarters ended June 30, 2000 and 1999

                                                     2000               1999
                                                 -----------        -----------
Sales:
   Systems                                       $ 3,164,224        $ 3,418,144
   Maintenance                                     2,422,656          2,277,197
                                                 -----------        -----------
        Total sales                                5,586,880          5,695,341
                                                 -----------        -----------

Cost of sales:
   Systems                                         1,928,681          2,353,470
   Maintenance                                     1,987,764          2,011,776
                                                 -----------        -----------
        Total cost of sales                        3,916,445          4,365,246
                                                 -----------        -----------
Gross profit                                       1,670,435          1,330,095
                                                 -----------        -----------

Operating expenses:
   Selling and administrative                      1,069,823            903,937
   Research and development                          327,863            359,150
                                                 -----------        -----------
       Total operating expenses                    1,397,686          1,263,087
                                                 -----------        -----------

Operating income                                     272,749             67,008
   Interest expense, net                            (163,080)          (126,484)
   Litigation (Note 3)                              (178,500)                 -
                                                 -----------        -----------
Net loss                                         $   (68,831)       $   (59,476)
                                                 ===========        ===========

Basic and fully diluted loss per share           $     (0.02)       $     (0.01)
                                                 ===========        ===========

Weighted average number of common
     shares outstanding                            4,291,769          4,291,769
                                                 ===========        ===========


                            See accompanying notes.

                           Gunther International, Ltd.

                       Condensed Statements of Cash Flows

                  For the quarters ended June 30, 2000 and 1999


                                                                            2000            1999
                                                                        -----------       ---------
Cash flows from operating activities:
      Net loss                                                          $   (68,831)      $ (59,476)
        Adjustments to reconcile net loss to net cash
            provided by (used for) operating activities:
        Depreciation and amortization                                       163,342         145,379
        Provision for doubtful accounts                                     (22,624)             --
        Interest accrued on related party note payable                       60,510          59,250
        Changes in operating assets and liabilities:
           Accounts receivable                                            1,953,315        (584,252)
           Inventories                                                      (85,605)        393,329
           Prepaid expenses                                                  28,451          (6,930)
           Accounts payable                                                (779,871)       (418,149)
           Accrued expenses                                                (223,653)       (163,324)
           Deferred service contract revenue                                195,528         721,953
           Billings in excess of costs and estimated earnings on
              uncompleted contracts, net                                    (46,798)        (57,974)
                                                                        -----------       ---------
              Net cash provided by operating activities                   1,173,764          29,806
                                                                        -----------       ---------

Cash flows from investing activities:
      Acquisitions of equipment and leasehold improvements                 (108,020)       (132,506)
                                                                        -----------       ---------
             Net cash used for investing activities                        (108,020)       (132,506)
                                                                        -----------       ---------

Cash flows from financing activities:
      Repayment of notes payable and long-term debt                        (156,560)       (303,788)
      Proceeds from notes payable and long-term debt                        650,000              --
                                                                        -----------       ---------
             Net cash provided by (used for) financing activities           493,440        (303,788)
                                                                        -----------       ---------
Net increase (decrease) in cash                                           1,559,184        (406,488)
Cash, beginning of period                                                    87,136         731,943
                                                                        -----------       ---------
Cash, end of period                                                     $ 1,646,320       $ 325,455
                                                                        ===========       =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                            $    93,828       $  77,295
      Cash paid for income taxes                                              1,118              --

Supplemental Disclosure of Non-Cash Investing Activities:
      Property and equipment acquired for notes payable                 $    70,740              --


                            See accompanying notes.

                           GUNTHER INTERNATIONAL, LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. The condensed balance sheet as of March 31, 2000 was derived from the audited financial statements at that date.

2.   LONG - TERM DEBT AND LIQUIDITY:

     In 1999, in exchange for cash of $4.0 million the Company issued an 8% note payable to Gunther Partners LLC with a face value of $4.0 million and also granted Gunther Partners LLC a warrant to purchase up to 35% of the pro forma, fully diluted number of shares of the Company's Common Stock, determined as of the date of exercise, at any time through November 2003 at $1.50 a share. The warrant was valued at $345,000 and has been included in additional paid-in capital. The note was valued at $3,655,000, which resulted in an effective interest rate of 9.8%. The debt discount on the note is being amortized by the effective interest method. Interest on the note payable to Gunther Partners LLC is paid quarterly at the stated rate of 8%. Through June 30, 1999, the Company made principal payments of $800,000 on this note. In September 1999, the Company and Gunther Partners LLC agreed to modify the terms of the note. In connection therewith Gunther Partners LLC loaned the Company $800,000. As amended, the outstanding balance due Gunther Partners LLC is due in principal installments of $200,000 commencing on October 1, 2001 through April 1, 2002; $100,000 on May 1, 2002; and $2,500,000 on October 1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company improves by $1.0 million or more compared to the amount at June 30, 1999 of $14.4 million (a "Triggering Event"), then the principal payments otherwise due from October 1, 2001 through May 1, 2002 shall be become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event. The debt is secured by a first priority interest in all tangible and intangible personal property (excluding accounts receivable, patents and trademarks) and a secondary interest in accounts receivable, patents and trademarks. In April 2000, the Company borrowed an additional $500,000 from Gunther Partners LLC which is payable on demand; however, Gunther Partners LLC has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment.

     On November 8, 1999, the Company entered into a revolving loan agreement with a bank. Under the agreement the Company may borrow up to $500,000 at prime plus 1% (11.0% at June 30, 2000) based on eligible accounts receivable, as defined. As of June 30, 2000, $350,000 was outstanding. The revolving loan agreement contains certain covenants, including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the agreement expires on August 31, 2000. As of June 30, 2000, the Company is in default of the debt service ratio. The lender agreed to waive the default through August 31, 2000. The Company is currently negotiating with the bank to extend the expiration date of the agreement and expects to reach a mutually acceptable agreement. This indebtedness is secured by a first priority interest in accounts receivable and a secondary interest in all other personal property.

     On April 21, 2000, the Company borrowed $150,000 from a director. This amount, together with interest at the rate of 8% per annum, was repaid in full on April 28, 2000.

     For the quarter ended June 30, 2000 and year ended March 31, 2000, the Company incurred net losses of $69,000 and $759,000, respectively. At June 30, 2000, the Company has a deficiency in working capital of $1.6 million and a stockholders' deficit of $3.0 million. While these conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business, management believes there are several mitigating factors that will enable it to meet its obligations through the balance of the fiscal year. For the fourth quarter of fiscal 2000, based on unaudited financial data, the Company recognized net income of $614,000 on sales of $6.5 million generating a gross profit of $2.1 million but used cash of $438,000 for operating activities. For the quarter ended June 30, 2000, the Company recognized a net loss of $69,000, which includes a charge of $178,500 attributable to a litigation reserve, on sales of $5.6 million generating a gross profit of $1.7 million and cash provided by operating activities was $1.3 million. The improvement in operating results over the last two quarters reflects the benefits of higher sales volume coupled with reduced production time gained through enhanced processes. At June 30, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $3.4 million. The increase in cash flow provided by operations resulted primarily from the collection of accounts receivable, including payments of approximately $1.0 million on three systems shipped prior to March 31, 2000. Prior to the collection of the larger receivables the Company borrowed $500,000 from Gunther Partners LLC which is payable on demand; however, Gunther Partners LLC has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment. The ability of the Company to achieve consistently profitable operations in the future is dependent on attaining sufficient future sales volumes. In addition, the Company has obtained commitments for $500,000 of additional financing, if necessary.

3.   COMMITMENTS AND CONTINGENCIES:

     In fiscal 1999, two purported class action lawsuits were filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities law. The actions were filed in the United States District Court for the District of Connecticut. On January 4, 1999, the two actions were consolidated. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorneys' fees, incurred in connection with the action. Although the Company is vigorously defending the action, it has reserved $215,000 based on management's best estimate of potential settlement costs and expenses that are likely to be incurred by the Company in connection with the litigation, $178,500 of which was expensed during the current period.

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems and ancillary products.

Systems sales for the quarter ended June 30, 2000 decreased $254,000, or 7%, to $3.2 million from $3.4 million for the quarter ended June 30, 1999. Sales of high speed assembly systems and upgrades for the quarter ended June 30, 2000 decreased to $2.7 million, or 7%, from $2.9 million for the quarter ended June 30, 1999. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and upgrades is as follows:

                                  (in millions)

                                      June 30, 2000            March 31, 2000           December 31, 1999        September 30, 1999
                                      -------------            --------------           -----------------        ------------------
Backlog, beginning of period             $ 4.2                     $ 4.5                     $ 2.0                     $ 2.0
Orders                                     1.9                       3.1                       4.2                       2.1
Sales                                     (2.7)                     (3.4)                     (1.7)                     (2.1)
                                         -----                     -----                     -----                     -----
Backlog, end of period                   $ 3.4                     $ 4.2                     $ 4.5                     $ 2.0
                                         =====                     =====                     =====                     =====


Maintenance sales increased $145,000, or 6%, to $2.4 million for the quarter ended June 30, 2000 from $2.3 million for the quarter ended June 30, 1999 as a result of a larger number of systems under service contract from shipments during the year and an increase in service coverage for several clients.

Gross profit increased by $340,00, or 26%, to $1.7 million for the quarter ended June 30, 2000 from $1.3 million for the quarter ended June 30, 1999. The gross margin on systems sales increased to 39% for the quarter ended June 30, 2000 from 31% for the quarter ended June 30, 1999. The increase in gross margin on systems sales is attributable to an increase in the gross margin on sales of high speed assembly systems to 34% for the quarter ended June 30, 2000 from 25% for the quarter ended June 30, 1999. There was an increase in the average sales price of a system over the prior year quarter due to customer requirements for increased functionality in specific systems. The more custom nature of these systems led to a higher gross margin. The gross margin on maintenance sales increased to 18% for the quarter ended June 30, 2000 from 12% for the quarter ended June 30, 1999. The increase in gross margin on maintenance sales is attributable to the increase in service revenues while costs of maintenance sales remained relatively stable.

Selling and administrative expenses increased $166,000, or 18%, to $1.1 million for the quarter ended June 30, 2000 from $903,000 for the quarter ended June 30, 1999. Selling and administrative expenses, as a percentage of total revenues, for fiscal years 2000 and 1999 were 19% and 16%, respectively. The increase in selling and administrative expenses is primarily attributable to an increase in personnel costs, promotional expenses related to the Company's biennial Users' Conference and education costs related to the Company's quality initiative.

Research and development expenses decreased $31,000 or 9%, to $328,00 for the quarter ended June 30, 2000 from $359,000 for the quarter ended June 30, 1999. The decrease in the research and development expenses was primarily attributable to a decrease in materials required on research and development projects.

Interest expense increased $37,000 to $163,000 for the quarter ended June 30, 2000 from $126,000 for the quarter ended June 30, 1999. The increase was due to an increase in debt.

The Company has reserved $215,000 based on management's best estimate of potential settlement costs and expenses that are likely to be incurred by the Company in connection with the litigation, $178,000 of which was expensed during the current period. See Item I of Part II, below.

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

For the quarter ended June 30, 2000 and year ended March 31, 2000, the Company incurred net losses of $69,000 and $759,000, respectively. At June 30, 2000, the Company has a deficiency in working capital of $1.6 million and a stockholders' deficit of $3.0 million. While these conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business, management believes there are several mitigating factors that will enable it to meet its obligations through the balance of the fiscal year. For the fourth quarter of fiscal 2000, based on unaudited financial data, the Company recognized net income of $614,000 on sales of $6.5 million generating a gross profit of $2.1 million but used cash of $438,000 for operating activities. For the quarter ended June 30, 2000, the Company recognized a net loss of $69,000, which includes a charge of $178,500 attributable to a litigation reserve, on sales of $5.6 million generating a gross profit of $1.7 million and cash provided by operating activities was $1.3 million. The improvement in operating results over the last two quarters reflects the benefits of higher sales volume coupled with reduced production time gained through enhanced processes. At June 30, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $3.4 million. The increase in cash flow provided by operations resulted primarily from the collection of accounts receivable, including payments of approximately $1.0 million on three systems shipped prior to March 31, 2000. Prior to the collection of the larger receivables the Company borrowed $500,000 from Gunther Partners LLC which is payable on demand; however, Gunther Partners LLC has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment. The ability of the Company to achieve consistently profitable operations in the future is dependent on attaining sufficient future sales volumes. In addition, the Company has obtained commitments for $500,000 of additional financing, if necessary.

On November 8, 1999, the Company entered into a revolving loan agreement with a bank. Under the agreement the Company may borrow up to $500,000 at prime plus 1% (11.0% at June 30, 2000) based on eligible accounts receivable, as defined. As of June 30, 2000, $350,000 was outstanding. The revolving loan agreement contains certain covenants, including a debt service coverage ratio of not less than 1.25 to 1. Unless extended by the bank, the agreement expires on August
31, 2000. As of June 30, 2000, the Company is in default of the debt service ratio. The lender agreed to waive the default through August 31, 2000. The Company is currently negotiating with the bank to extend the expiration date of the agreement and expects to reach a mutually acceptable agreement. This indebtedness is secured by a first priority interest in accounts receivable and a secondary interest in all other personal property.

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

On a going forward basis, management believes that the Company has sufficient cash and cash equivalents, together with the cash expected to be derived from additional system sales and maintenance contracts, to meet the Company's cash needs for the balance of the fiscal year. Further, the Company has commitments for up to $500,000 of additional funding, if necessary. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

                   Although the Company is vigorously defending the action, it has established a litigation reserve aggregating $215,000 to cover the settlement costs and expenses that management believes are likely to be incurred by the Company in connection with the litigation, $178,500 of which was expensed during the current period.




         Item 6. Exhibits and Reports on Form 8-K.

                  A.       Exhibits required by Item 601 of Regulation S-B:

                           10.1 Amendment, dated April 6, 2000, to Lease, dated as of July 31, 1996, between UNC, Inc. and the Registrant.

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

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



              /s/ Michael M. Vehlies                       Date: August 14, 2000
              ----------------------
                  Michael M. Vehlies
                  Chief Financial Officer and Treasurer
                  (On behalf of the Registrant and as
                  Principal Financial and Accounting Officer)