Form 10-Q
period 2000-09-30
GUNTHER INTERNATIONAL LTD
filed 2000-11-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2000

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

                           YES    X                           NO


The number of shares of the Registrant's Common stock outstanding as of October 31, 2000 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                           YES                                NO  X

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                                                Page
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.           Financial Statements

                           Condensed Balance Sheets as of September 30, 2000
                                and March 31, 2000                                                3

                           Condensed Statements of Operations for the three and six
                                months ended September 30, 2000 and 1999                          4

                           Condensed Statements of Cash Flows for the six
                                months ended September 30, 2000 and 1999                          5

                           Notes to Condensed Financial Statements                                6-7

Item 2.           Management's Discussion and Analysis or Plan of Operation                       8-10


                           PART II - OTHER INFORMATION

Item 2.           Legal Proceedings                                                               11

Item 4.           Submission of Matters to a Vote of Security Holders                             11

Item 6.           Exhibits and Reports on Form 8-K                                                11

Signatures                                                                                        12

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                     GUNTHER INTERNATIONAL, LTD.
                      Condensed Balance Sheets
                September 30, 2000 and March 31, 2000

                                                             September 30, 2000       March 31, 2000
                                                             ------------------       --------------
 Assets
 Current Assets:
 Cash                                                            $ 1,233,578              $ 87,136
 Restricted cash                                                     200,000                     -
 Accounts receivable, net                                          2,275,224             3,315,783
 Costs and estimated earnings in excess
      of billings on uncompleted contracts                           360,348               200,691
 Inventories                                                       2,176,357             1,798,206
 Prepaid expenses                                                    307,331               280,874
                                                                ------------           -----------
      Total current assets                                         6,552,838             5,682,690
                                                                ------------           -----------

Property and Equipment:
 Machinery and equipment                                           1,790,686             1,485,369
 Furniture and fixtures                                              467,285               378,852
 Leasehold improvements                                              100,880                38,589
                                                                ------------           -----------
                                                                   2,358,851             1,902,810
 Accumulated depreciation and
      amortization                                                (1,022,741)             (808,354)
                                                                ------------           -----------
                                                                   1,336,110             1,094,456
                                                                ------------           -----------
Other Assets:
Excess of costs over fair value of net
      assets acquired, net                                         2,663,161             2,774,893
Other                                                                 52,327                64,527
                                                                ------------           -----------
                                                                   2,715,488             2,839,420
                                                                ------------           -----------
                                                                $ 10,604,436           $ 9,616,566
                                                                ============           ===========

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt - other                        $ 19,976              $ 13,134
Note payable to related party                                        500,000                     -
Note payable to bank                                                 500,000               350,000
Accounts payable                                                   2,475,446             2,502,231
Accrued expenses                                                   1,255,374             1,385,066
Billings in excess of costs and estimated
     earnings on uncompleted contracts                             1,749,911             1,052,734
Deferred service contract revenue                                  1,972,970             1,856,974
Note payable to stockholder                                          150,000               150,000
                                                                ------------           -----------
    Total current liabilities                                      8,623,677             7,310,139
                                                                ------------           -----------

Long-term debt, less current maturities:
Related parties                                                    5,362,493             5,261,446
Other                                                                 86,672                15,732
    Total long-term debt                                           5,449,165             5,277,178
                                                                ------------           -----------
Commitments and contingencies (Note 3)

Stockholders' Equity (Deficit):
Common stock                                                           4,292                 4,292
Additional paid-in capital                                        12,188,556            12,188,556
Accumulated deficit                                              (15,661,254)          (15,163,599)
                                                                ------------           -----------
    Total Stockholders' Equity (Deficit)                          (3,468,406)           (2,970,751)
                                                                ------------           -----------
                                                                $ 10,604,436           $ 9,616,566
                                                                ============           ===========


                            See accompanying notes.

                           Gunther International, Ltd.
                       Condensed Statements of Operations

                                                                               September 30,
                                                   --------------------------------------------------------------------

                                                      For the Three Months Ended          For the Six Months Ended
                                                   ---------------------------------  ---------------------------------
                                                        2000              1999             2000              1999
                                                   ---------------   ---------------  ---------------   ---------------
Sales:
   Systems                                             $3,224,296        $2,477,180       $6,388,521        $5,895,324
   Maintenance                                          2,513,532         2,374,258        4,936,187         4,651,455
                                                   ---------------   ---------------  ---------------   ---------------
        Total sales                                     5,737,828         4,851,438       11,324,708        10,546,779
                                                   ---------------   ---------------  ---------------   ---------------

Cost of sales:
   Systems                                              2,422,328         1,688,306        4,351,009         4,041,776
   Maintenance                                          1,970,676         2,213,586        3,958,440         4,225,362
                                                   ---------------   ---------------  ---------------   ---------------
        Total cost of sales                             4,393,004         3,901,892        8,309,448         8,267,138
                                                   ---------------   ---------------  ---------------   ---------------
Gross profit                                            1,344,824           949,546        3,015,260         2,279,641
                                                   ---------------   ---------------  ---------------   ---------------

Operating expenses:
   Selling and administrative                           1,216,640           901,755        2,286,465         1,781,520
   Research and development                               399,463           322,528          727,326           705,848
                                                   ---------------   ---------------  ---------------   ---------------
       Total operating expenses                         1,616,103         1,224,283        3,013,791         2,487,368
                                                   ---------------   ---------------  ---------------   ---------------

Operating income (loss)                                  (271,279)         (274,737)           1,469          (207,727)
   Interest expense, net                                 (157,542)         (134,771)        (320,622)         (261,255)
   Litigation (Note 3)                                          -                 -         (178,500)                -
                                                   ---------------   ---------------  ---------------   ---------------
Net loss                                                $(428,821)        $(409,508)       $(497,653)        $(468,982)
                                                   ===============   ===============  ===============   ===============

Basic and fully diluted loss per share                    $ (0.10)          $ (0.10)         $ (0.12)          $ (0.11)
                                                   ===============   ===============  ===============   ===============

Weighted average number of common
     shares outstanding                                 4,291,769         4,291,769        4,291,769         4,291,769
                                                   ===============   ===============  ===============   ===============





                            See accompanying notes.

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
              For the six months ended September 30, 2000 and 1999



                                                                           2000             1999
                                                                        -----------      ---------
Operating activities:
      Net loss                                                          $  (497,653)     $(468,982)
         Adjustments to reconcile net loss to net cash
             provided by (used for) operating activities:
         Depreciation and amortization                                      333,319        293,112
         Provision for doubtful accounts                                     19,519           --
         Interest accrued on related party note payable                     121,020        118,500
         Changes in operating assets and liabilities:
            Accounts receivable                                           1,021,040        327,175
            Inventories                                                    (378,151)       294,917
            Prepaid expenses                                                (26,457)       (68,815)
            Accounts payable                                                (26,785)      (545,209)
            Accrued expenses                                               (129,692)      (107,840)
            Deferred service contract revenue                               115,996         86,350
            Billings, costs and estimated earnings on
               uncompleted contracts - net                                  537,520       (405,625)
                                                                        -----------      ---------
               Net cash provided by (used for) operating activities       1,089,676       (476,417)
                                                                        -----------      ---------

Investing activities:
      Acquisitions of equipment and leasehold improvements                 (380,301)      (318,054)
                                                                        -----------      ---------
              Net cash used for investing activities                       (380,301)      (318,054)
                                                                        -----------      ---------

Financing activities:
      Repayment of notes payable and long-term debt                        (162,933)      (306,380)
      Proceeds from notes payable and long-term debt                        800,000        800,000
                                                                        -----------      ---------
              Net cash provided by financing activities                     637,067        493,620
                                                                        -----------      ---------
Net increase (decrease) in cash                                           1,346,442       (300,851)
Cash, beginning of period                                                    87,136        731,943
                                                                        -----------      ---------
Cash, end of period                                                     $ 1,433,578      $ 431,092
                                                                        ===========      =========


Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                            $   211,677      $ 152,977
      Cash paid for income taxes                                              1,118          5,062

Supplemental Disclosure of Non-Cash Investing Activities:
      Property and equipment acquired for notes payable                 $    70,740      $    --



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

2. LONG - TERM DEBT AND LIQUIDITY:

     During the quarter ended December 31, 1999, in exchange for cash of $4.0 million, the Company issued an 8% note payable to Gunther Partners LLC ("Gunther Partners") with a face value of $4.0 million and also granted Gunther Partners a warrant to purchase up to 35% of the pro forma, fully diluted number of shares of the Company's Common Stock, determined as of the date of exercise, at any time through November 2003 at an exercise price of $1.50 a share. The warrant was valued at $345,000 and has been included in additional paid-in capital. The note was valued at $3,655,000, which resulted in an effective interest rate of 9.8%. The debt discount on the note is being amortized by the effective interest method. Interest on the note payable to Gunther Partners is paid quarterly at the stated rate of 8%. Through June 30, 1999, the Company made principal payments of $800,000 on this note. In September 1999, the Company and Gunther Partners agreed to modify the terms of the note. In connection therewith, Gunther Partners loaned the Company $800,000, thereby restoring the principal amount of the loan to $4.0 million. As amended, the outstanding balance is due in principal installments of $200,000 commencing on October 1, 2001 through April 1, 2002; $100,000 on May 1, 2002; and $2,500,000 on October 1, 2003. If,
at any time prior to October 1, 2001, the accumulated deficit of the Company improves by $1.0 million or more compared to the amount at June 30, 1999 of $14.4 million (a "Triggering Event"), then the principal payments otherwise due from October 1, 2001 through May 1, 2002 shall become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event. The debt is secured by a first priority interest in all tangible and intangible personal property (excluding accounts receivable, patents and trademarks) and a secondary interest in accounts receivable, patents and trademarks. In April 2000, the Company borrowed an additional $500,000 from Gunther Partners which is payable on demand; however, Gunther Partners has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment.

     On November 8, 1999, the Company entered into a revolving loan agreement with a bank. Under the agreement, the Company may borrow up to $500,000 at prime plus 1% (11.0% at September 30, 2000) based on eligible accounts receivable, as defined. As of September 30, 2000, $500,000 was outstanding. The revolving loan agreement contains certain covenants, including a debt service coverage ratio of not less than 1.25 to 1. As of September 30, 2000, the Company is in default of the debt service ratio. The lender has agreed to waive the default through November 30, 2000. The Company anticipates that an alternative financing source will be required at that time. This indebtedness is secured by a first priority interest in accounts receivable and a secondary interest in all other personal property.

     On April 21, 2000, the Company borrowed $150,000 from a director. This amount, together with interest at the rate of 8% per annum, was repaid in full on April 28, 2000.

     For the six months ended September 30, 2000 and year ended March 31, 2000, the Company incurred net losses of $498,000 and $759,000, respectively. At September 30, 2000, the Company has a deficiency in working capital of $2.1 million and a stockholders' deficit of $3.5 million. The Company must repay the bank $500,000 by November 30, 2000. While these conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business, management believes there are mitigating factors that will enable it to meet its obligations through September 30, 2001. For the six months ended September 30, 2000, the Company recognized a net loss of $498,000, which includes a charge of $178,500 attributable to litigation, on sales of $11.3 million generating a gross profit of $3.0 million and cash provided by operating activities of $1.1 million. At September 30, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $5.6 million, of which 95% is expected to be completed by March 31, 2001 and the balance completed shortly thereafter. With continued orders at current levels, the Company expects to generate sufficient cash flows from operating activities to meet its obligations through the next twelve months. In addition, the Company has obtained commitments through April 1, 2001 for $500,000 of additional financing, if necessary. Further, the Company believes this may be extended until October 1, 2001. The ability of the Company to achieve consistently profitable operations in the future is dependent on attaining sufficient future sales volumes.

3. COMMITMENTS AND CONTINGENCIES:

     In fiscal 1999, two purported class action lawsuits were filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities law. The actions were filed in the United States District Court for the District of Connecticut. On January 4, 1999, the two actions were consolidated. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorneys' fees, incurred in connection with the action. Although the Company is vigorously defending the action, it has reserved $215,000, of which $178,500 was expensed during the first quarter of the current fiscal year, based on management's best estimate of potential settlement costs and expenses that are likely to be incurred by the Company in connection with the litigation.

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems and ancillary products.

Systems sales for the three and six months ended September 30, 2000 were $3.2 million and $6.4 million, respectively, an increase of 30% and 7%, respectively, over the comparable periods of the prior year. Sales of high speed assembly systems and upgrades for the three and six months ended September 30, 2000 were $2.7 million and $5.4 million, respectively, an increase of 27% and 7% over the comparable periods of the prior year. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and upgrades is as follows:

                                            (in millions)
                                   September 30, 2000     June 30, 2000   March 31, 2000     December 31, 1999
                                   ------------------     -------------   --------------     -----------------
Backlog, beginning of period               $3.4                $4.2             $4.5                 $2.0
Orders                                      4.9                 1.9              3.1                  4.2
Sales                                      (2.7)               (2.7)            (3.4)                (1.7)
                                           -----              -----             -----               -----
Backlog, end of period                     $5.6                $3.4             $4.2                 $4.5
                                           =====              =====             =====               =====

Maintenance sales for the three and six months ended September 30, 2000 were $2.5 million and $4.9 million, respectively, an increase of 6% over the comparable periods of the prior year. The increase is primarily attributable to a larger number of systems under service contract from shipments during the year and an increase in service coverage for several clients.

Gross profit for the three and six months ended September 30, 2000 was $1.3 million and $3.0 million, respectively, an increase of 42% and 32% over the comparable periods of the prior year. The gross margin as a percentage of system sales decreased to 25% for the quarter ended September 30, 2000 from 32% for the quarter ended September 30, 1999. The gross margin as a percentage of system sales increased to 32% for the six months ended September 30, 2000 from 31% for the quarter ended September 30, 1999. The decrease in gross margin on systems sales for the three months ended September 30, 2000 is attributable to materials costs on certain systems which are highly customized being greater than anticipated. The Company believes the decrease in margin will be limited to these systems. The gross margin on maintenance sales increased to 22% and 20% for the three and six months ended September 30, 2000, respectively, from 7% and 9% for the comparable periods of the prior year. The increase in gross margin on maintenance sales is attributable to a decrease in service parts costs and direct labor while revenues increased.

Selling and administrative expenses for the three and six months ended September 30, 2000 were $1.2 million and $902,000, respectively, an increase of 35% and 28% over the comparable periods of the prior year. Selling and administrative expenses, as a percentage of total revenues, for the three and six months ended September 30, 2000 were 21% and 20%, respectively, as compared to 19% and 17% for the comparable periods of the prior year. The increase in selling and administrative expenses is primarily attributable to an increase in personnel costs, royalties, promotional expenses related to the Company's biennial Users' Conference and education costs related to the Company's quality initiative.

Research and development expenses for the three and six months ended September 30, 2000 were $399,000 and $727,000, respectively, an increase of 24% and 3% over the comparable periods of the prior year. Research and development expenses, as a percentage of total revenues, for the three and six months ended September 30, 2000 were 7% and 6%, respectively, as compared to 7% for the comparable periods of the prior year. The increase in the research and development expenses was primarily attributable to an increase in materials required on research and development projects during the three months ended September 30, 2000.

Interest expense increased $23,000 to $158,000 for the quarter ended September 30, 2000 from $135,000 for the quarter ended September 30, 1999. Interest expense increased $59,000 to $321,000 for the six months ended September 30, 2000 from $261,000 for the quarter ended September 30, 1999. The increase was due to an increase in debt.

The Company has reserved $215,000 based on management's best estimate of potential settlement costs and expenses that are likely to be incurred by the company in connection with the litigation (see Footnote 3), $178,500 of which was expensed during the first quarter of the current fiscal year.

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

For the six months ended September 30, 2000 and year ended March 31, 2000, the Company incurred net losses of $498,000 and $759,000, respectively. At September 30, 2000, the Company has a deficiency in working capital of $2.1 million and a stockholders' deficit of $3.5 million. The Company must repay the bank $500,000 by November 30, 2000. While these conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business, management believes there are mitigating factors that will enable it to meet its obligations through September 30, 2001. For the six months ended September 30, 2000, the Company recognized a net loss of $498,000, which includes a charge of $178,500 attributable to litigation, on sales of $11.3 million generating a gross profit of $3.0 million and cash provided by operating activities of $1.1 million. At September 30, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $5.6 million, of which 95% is expected to be completed by March 31, 2001 and the balance completed shortly thereafter. With continued orders at current levels, the Company expects to generate sufficient cash flows from operating activities to meet its obligations through the next twelve months. In addition, the Company has obtained commitments through April 1, 2001 for $500,000 of additional financing, if necessary. Further, the Company believes this may be extended until October 1, 2001. The ability of the Company to achieve consistently profitable operations in the future is dependent on attaining sufficient future sales volumes.

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

On a going forward basis, management believes that the Company has sufficient cash and cash equivalents, together with the cash expected to be derived from additional system sales and maintenance contracts, to meet the Company's cash needs for the next twelve months. Further, the Company has commitments through April 1, 2001 for up to $500,000 of additional funding, if necessary. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

     A. The 2000 Annual Meeting of Shareholders was held on September 7, 2000 at Loew's New York Hotel in New York, New York.

     B.   The following individuals were elected as directors at the Annual
          Meeting:

                                            Votes For           Votes Withheld
      1. J. Kenneth Hickman                 3,730,124                 4,750
      2. Steven S. Kirkpatrick              3,730,124                 4,750
      3. Gerald H. Newman                   3,730,124                 4,750
      4. Marc I. Perkins                    3,730,124                 4,750
      5. Robert Spiegel                     3,730,124                 4,750
      6. George A. Snelling                 3,730,124                 4,750
      7. Thomas M. Steinberg                3,730,124                 4,750


Item 6. Exhibits and Reports on Form 8-K.

     A.   Exhibits required by Item 601 of Regulation S-B:

          10.1 Letter from People's Bank to the Registrant extending the maturity date of the loan

          27.1 Financial Data Schedule


     B.   Reports on Form 8-K.

          None.

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



      /s/ Michael M. Vehlies                           Date: November 14, 2000
      -----------------------
      Michael M. Vehlies
      Chief Financial Officer and Treasurer
      (On behalf of the Registrant and as
      Principal Financial and Accounting Officer)