Form 10QSB
period 2000-12-31
GUNTHER INTERNATIONAL LTD
filed 2001-02-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended December 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from            to
                                        ----------    ----------
                         Commission File Number: 0-22994

                           GUNTHER INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                                  51-0223195
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

         ONE WINNENDEN ROAD, NORWICH, CONNECTICUT               06360
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

                           YES X                            NO
                              --                              --

The number of shares of the Registrant's Common stock outstanding as of January 31, 2001 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                           YES                              NO X
                              --                              --

                           GUNTHER INTERNATIONAL, LTD.

                                      Index


                                                                                                Page
                                                                                                ----
                   PART I - - CONDENSED FINANCIAL INFORMATION

Item 1.           Financial Statements

                           Condensed Balance Sheets as of December 31, 2000
                                and March 31, 2000                                                3

                           Condensed Statements of Operations for the three and nine
                                months ended December 31, 2000 and 1999                           4

                           Condensed Statements of Cash Flows for the nine
                                months ended December 31, 2000 and 1999                           5

                           Notes to Condensed Financial Statements                               6-7

Item 2.           Management's Discussion and Analysis or Plan of Operation                      8-10


                          PART II - - OTHER INFORMATION

Item 1.           Legal Proceedings                                                               11

Item 6.           Exhibits and Reports on Form 8-K                                                11

Signatures                                                                                        12

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements


                           Gunther International, Ltd.
                            Condensed Balance Sheets

                                                         December 31, 2000   March 31, 2000
                                                         -----------------   --------------
Assets
 Current Assets:
 Cash                                                     $    221,088       $     87,136
 Restricted cash                                               200,000                 --
 Accounts receivable, net                                    1,580,779          3,315,783
 Costs and estimated earnings in excess
      of billings on uncompleted contracts                     560,279            200,691
 Inventories                                                 2,462,281          1,798,206
 Prepaid expenses                                              180,378            280,874
                                                          ------------       ------------
      Total current assets                                   5,204,805          5,682,690
                                                          ------------       ------------
Property and Equipment:
 Machinery and equipment                                     1,874,680          1,485,369
 Furniture and fixtures                                        516,907            378,852
 Leasehold improvements                                        140,019             38,589
                                                          ------------       ------------
                                                             2,531,606          1,902,810
 Accumulated depreciation and
      amortization                                          (1,134,479)          (808,354)
                                                          ------------       ------------
                                                             1,397,127          1,094,456
Other Assets:
Excess of costs over fair value of net
      assets acquired, net                                   2,607,295          2,774,893
Other                                                           48,726             64,527
                                                          ------------       ------------
                                                             2,656,021          2,839,420
                                                          ------------       ------------
                                                          $  9,257,953       $  9,616,566
                                                          ============       ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt - related party      $    600,000       $         --
Current maturities of long-term debt - other                    18,178             13,134
Notes payable to related parties                             1,000,000                 --
Note payable to bank                                                --            350,000
Accounts payable                                             2,832,986          2,502,231
Accrued expenses                                             1,254,189          1,385,066
Billings in excess of costs and estimated
     earnings on uncompleted contracts                         682,466          1,052,734
Deferred service contract revenue                            1,472,941          1,856,974
Note payable to stockholder                                    150,000            150,000
                                                          ------------       ------------
    Total current liabilities                                8,010,760          7,310,139
                                                          ------------       ------------
Long-term debt, less current maturities:
Related parties                                              4,861,536          5,261,446
Other                                                           63,506             15,732
                                                          ------------       ------------
    Total long-term debt                                     4,925,042          5,277,178
                                                          ------------       ------------
Commitments and contingencies (Note 3)

Stockholders' Equity (Deficit):
Common stock                                                     4,292              4,292
Additional paid-in capital                                  12,188,556         12,188,556
Accumulated deficit                                        (15,870,697)       (15,163,599)
                                                          ------------       ------------
    Total Stockholders' Equity (Deficit)                    (3,677,849)        (2,970,751)
                                                          ------------       ------------
                                                          $  9,257,953       $  9,616,566
                                                          ============       ============

                             See accompanying notes

                           Gunther International, Ltd.

                       Condensed Statements of Operations

                                                                          December 31,
                                               ------------------------------------------------------------------
                                                For the Three Months Ended           For the Nine Months Ended
                                               ----------------------------       -------------------------------
                                                  2000              1999               2000               1999
                                               ---------          ---------         ----------         ----------
Sales:
   Systems                                  $  3,466,202       $  2,102,167       $  9,854,723       $  7,997,491
   Maintenance                                 2,580,753          2,425,030          7,516,941          7,076,485
                                               ---------          ---------         ----------         ----------
        Total sales                            6,046,955          4,527,197         17,371,664         15,073,976
                                               ---------          ---------         ----------         ----------
Cost of sales:
   Systems                                     2,497,981          1,713,842          6,848,990          5,755,615
   Maintenance                                 2,043,150          1,979,352          6,001,590          6,204,714
                                               ---------          ---------         ----------         ----------
        Total cost of sales                    4,541,131          3,693,194         12,850,580         11,960,329
                                               ---------          ---------         ----------         ----------
Gross profit                                   1,505,824            834,003          4,521,084          3,113,647
                                               ---------          ---------         ----------         ----------

Operating expenses:
   Selling and administrative                  1,125,870          1,310,287          3,412,335          3,091,814
   Research and development                      403,740            282,599          1,131,065            988,444
                                               ---------          ---------         ----------         ----------
       Total operating expenses                1,529,610          1,592,886          4,543,400          4,080,258
                                               ---------          ---------         ----------         ----------
Operating loss                                   (23,786)          (758,883)           (22,316)          (966,611)
   Interest expense, net                        (185,659)          (145,052)          (506,282)          (406,307)
   Litigation (Note 3)                                --                 --           (178,500)                --
                                               ---------          ---------         ----------         ----------
Net loss                                    $   (209,445)      $   (903,935)      $   (707,098)      $ (1,372,918)
                                               =========          =========         ==========         ==========
Basic and fully diluted loss per share      $      (0.05)      $      (0.21)      $      (0.16)      $      (0.32)
                                               =========          =========         ==========         ==========

Weighted average number of common
     shares outstanding                        4,291,769          4,291,769          4,291,769          4,291,769
                                               =========          =========         ==========         ==========



                             See accompanying notes

                           Gunther International, Ltd.
                       Condensed Statements of Cash Flows
              For the nine months ended December 31, 2000 and 1999

                                                                       2000              1999
                                                                  -----------       -----------
Operating activities:
 Net loss                                                         $  (707,098)      $(1,372,918)
  Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
  Depreciation and amortization                                       504,523           421,995
  Provision for doubtful accounts                                      35,000            19,400
  Interest accrued on related party note payable                      200,088           179,008
  Changes in operating assets and liabilities:
     Accounts receivable                                            1,700,004          (598,407)
     Inventories                                                     (664,075)          121,000
     Prepaid expenses                                                 100,496          (108,086)
     Accounts payable                                                 330,755          (345,406)
     Accrued expenses                                                (130,877)            9,683
     Deferred service contract revenue                               (384,033)          526,327
     Billings, costs and estimated earnings on
        uncompleted contracts - net                                  (729,856)          430,685
                                                                  -----------       -----------
        Net cash provided by (used for) operating activities          254,927          (716,719)
                                                                  -----------       -----------

Investing activities:
 Acquisitions of equipment and leasehold improvements                (553,056)         (449,975)
                                                                  -----------       -----------
       Net cash used for investing activities                        (553,056)         (449,975)
                                                                  -----------       -----------
Financing activities:
 Repayment of notes payable and long-term debt                       (667,919)         (509,889)
 Transfer (to) from restricted cash                                  (200,000)          150,000
 Proceeds from notes payable and long-term debt                     1,300,000         1,350,000
                                                                  -----------       -----------
       Net cash provided by financing activities                      432,081           990,111
                                                                  -----------       -----------
Net increase (decrease) in cash                                       133,952          (176,583)
Cash, beginning of period                                              87,136           731,943
                                                                  -----------       -----------
Cash, end of period                                               $   221,088       $   555,360
                                                                  ===========       ===========

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                           $   317,436       $   236,545
 Cash paid for income taxes                                             1,118             7,561

Supplemental Disclosure of Non-Cash Investing Activities:
  Property and equipment acquired for notes payable               $    70,740       $        --



                             See accompanying notes

                           GUNTHER INTERNATIONAL, LTD.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. The condensed balance sheet as of March 31, 2000 was derived from the audited financial statements at that date.

2.   LONG - TERM DEBT AND LIQUIDITY:

         During the quarter ended December 31, 1998, in exchange for cash of $4.0 million, the Company issued an 8% note payable to Gunther Partners LLC ("Gunther Partners") with a face value of $4.0 million and also granted Gunther Partners a warrant to purchase up to 35% of the pro forma, fully diluted number of shares of the Company's Common Stock, determined as of the date of exercise, at any time through November 2003 at an exercise price of $1.50 a share. The warrant was valued at $345,000 and has been included in additional paid-in capital. The note was valued at $3,655,000, which resulted in an effective interest rate of 9.8%. The debt discount on the note is being amortized by the effective interest method. Interest on the note payable to Gunther Partners is paid quarterly at the stated rate of 8%. Through June 30, 1999, the Company made principal payments of $800,000 on this note. In September 1999, the Company and Gunther Partners agreed to modify the terms of the note. In connection therewith, Gunther Partners loaned the Company $800,000, thereby restoring the principal amount of the loan to $4.0 million. As amended, the outstanding balance is due in principal installments of $200,000 commencing on October 1, 2001 through April 1, 2002; $100,000 on May 1, 2002; and $2,500,000 on October
1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company improves by $1.0 million or more compared to the amount at June 30, 1999 of $14.4 million (a "Triggering Event"), then the principal payments otherwise due from October 1, 2001 through May 1, 2002 shall become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event. The debt is secured by a first priority interest in all tangible and intangible personal property (excluding accounts receivable, patents and trademarks) and a secondary interest in accounts receivable, patents and trademarks.

         In April 2000, the Company borrowed an additional $500,000 from Gunther Partners which is payable on demand; however, Gunther Partners has agreed to defer payment until April 1, 2001 if the Company's cash flow will not support the repayment. On November 30, 2000, the Company borrowed $500,000 from a director (the "Promissory Note"), the proceeds of which were used to pay in full the Company's existing revolving loan agreement with a bank. The director acted on behalf of Gunther Partners in fulfillment of a prior commitment letter, dated June 19, 2000 (the "Commitment Letter"), pursuant to which Gunther Partners agreed to make up to $500,000 of additional financing available to the Company. The loan, bearing interest at 8.5%, is due and payable on November 30, 2001, although it can be prepaid without penalty at the discretion of the Company. In consideration for the extension of the payment terms under the Promissory Note for a period of time in excess of the time required under the Commitment Letter, the Company agreed to extend the expiration date of the stock purchase warrants previously granted to Gunther Partners by one calendar day for each calendar day from and after April 1, 2001 that any principal or interest owed under the Promissory Note remains unpaid. These loans, totaling $1,000,000 are classified as notes payable to related parties in the current liabilities section of the balance sheet.

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

         For the nine months ended December 31, 2000 and year ended March 31, 2000, the Company incurred net losses of $707,000 and $759,000, respectively. At December 31, 2000, the Company has a deficiency in working capital of $2.8 million and a stockholders' deficit of $3.7 million. On November 30, 2000, the Company borrowed $500,000 from a director, which was used to pay in full the Company's existing revolving loan agreement with a bank. The director acted on behalf of Gunther Partners in fulfillment of the Commitment Letter. The Company now has notes payable to related parties of $1.0 million due within the next twelve months as well as $600,000 of current maturities of long-term debt to related parties. These conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business.

         The net loss of $707,000 for the nine months ended December 31, 2000 included a charge of $178,500 attributable to litigation while cash of $255,000 was provided by operating activities. At December 31, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $3.7 million. These same orders will generate cash of $4.2 million through June 30, 2001 as they are completed and delivered. Under the Company's normal sales pricing policy, approximately 50% of the sales price of each system is received by the Company within 30 days from the time an order is placed by a customer; approximately 40% is received at the time the system is shipped to the customer and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

         Over a two year period beginning in January 1999, the Company has required an additional $1.0 million to fund operations and make capital purchases. Over that same period the Company has made capital purchases of over $1.2 million. The Company expects capital expenditures over the next twelve months to be no more than $400,000.

         On a going forward basis, management believes that the Company's cash and cash equivalents at December 31, 2000, together with the cash to be derived from operating activities, will not be sufficient to meet the Company's currently scheduled debt maturities during the next twelve months. As a result, management expects that the Company will be required to defer or otherwise refinance the aforementioned scheduled debt maturities beyond that period. Based on preliminary discussions with the related party lenders, management expects that the Company will be able to obtain a deferral of some or all of these scheduled debt maturities. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities in the event the Company is unable to obtain such a deferral. Ultimately, the ability of the Company to continue as a going concern will be dependent on achieving consistently profitable operations, which in turn will be dependent on attaining sufficient sales levels. If adequate sales levels are not attained, the Company will be required to consider other courses of action, including the issuance of additional debt and/or equity. The Company has no commitments for additional debt or equity at this time. There can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

3.   COMMITMENTS AND CONTINGENCIES:

         In fiscal 1999, two purported class action lawsuits were filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities law. The actions were filed in the United States District Court for the District of Connecticut. On January 4, 1999, the two actions were consolidated. Among other things, the complaint alleges that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs are seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorneys' fees, incurred in connection with the action. Although the Company is vigorously defending the action, it has accrued $215,000, of which $178,500 was expensed during the first quarter of the current fiscal year, based on management's best estimate of potential settlement costs and expenses that are likely to be incurred by the Company in connection with the litigation.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems and ancillary products.

Systems sales for the three and nine months ended December 31, 2000 were $3.5 million and $9.9 million, respectively, an increase of 65% and 23%, respectively, over the comparable periods of the prior year. Sales of high speed assembly systems and upgrades for the three and nine months ended December 31, 2000 were $2.8 million and $8.2 million, respectively, an increase of 65% and 22% over the comparable periods of the prior year. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and upgrades is as follows:

                                                   (in millions)
                                   December 31, 2000      September 30, 2000     June 30, 2000   March 31, 2000
Backlog, beginning of period               $5.6                   $3.4                $4.2             $4.5
Orders                                       .9                    4.9                 1.9              3.1
Sales                                      (2.8)                  (2.7)               (2.7)            (3.4)
                                            ---                    ---                 ---              ---
Backlog, end of period                     $3.7                   $5.6                $3.4             $4.2
                                            ===                    ===                 ===              ===


Maintenance sales for the three and nine months ended December 31, 2000 were $2.6 million and $7.5 million, respectively, an increase of 6% over the comparable periods of the prior year. The increase is primarily attributable to the larger number of systems under service contract from shipments and an increase in service coverage for several clients.

Gross profit for the three and nine months ended December 31, 2000 was $1.5 million and $4.5 million, respectively, an increase of 81% and 45% over the comparable periods of the prior year. The gross margin as a percentage of systems sales increased to 28% for the quarter ended December 31, 2000 from 19% for the quarter ended December 31, 1999. The gross margin as a percentage of system sales increased to 31% for the nine months ended December 31, 2000 from 28% for the quarter ended December 31, 1999. The increase in gross margin on systems sales for the three months ended December 31, 2000 is attributable to a higher volume of systems in process during the period. The gross margin on maintenance sales increased to 21% and 20% for the three and nine months ended December 31, 2000, respectively, from 18% and 12% for the comparable periods of the prior year. The increase in gross margin on maintenance sales for the three months is attributable to a decrease in direct labor while revenues increased. The increase in gross margin on maintenance sales for the nine months is attributable to a decrease in direct labor and a slight decrease in service parts costs while revenues increased.

Selling and administrative expenses for the three and nine months ended December 31, 2000 were $1.1 million and $3.4 million, respectively, a decrease of 14% and an increase of 10% over the comparable periods of the prior year. Selling and administrative expenses, as a percentage of total revenues, for the three and nine months ended December 31, 2000 were 19% and 20%, respectively, as compared to 29% and 21% for the comparable periods of the prior year. The decrease in selling and administrative expenses for the three months is primarily attributable to a decrease in personnel costs and a decrease in promotional expenses related to the annual industry trade show. The increase in selling and administrative expenses for the nine months is primarily attributable to an increase in commissions and royalties, both of which are based on revenues, and an increase in costs associated with the Company's Quality Initiative Program, which began in late fiscal 1999 and the Company's biennial Users' Conference.

Research and development expenses for the three and nine months ended December 31, 2000

\were $404,000 and $1.1 million, respectively, an increase of 43% and 14% over the comparable periods of the prior year. Research and development expenses, as a percentage of total revenues, for the three and nine months ended December 31, 2000 were 7% as compared to 6% and 7% for the comparable periods of the prior year. The increase in the research and development expenses was primarily attributable to an increase in materials required on research and development projects during the three months ended December 31, 2000, primarily the new Series W system introduced at the industry trade show during the quarter.

Interest expense increased $41,000 to $186,000 for the quarter ended December 31, 2000 from $145,000 for the quarter ended December 31, 1999. Interest expense increased $100,000 to $506,000 for the nine months ended December 31, 2000 from $406,000 for the nine months ended December 31, 1999. The increase was due to an increase in debt.

The Company has accrued $215,000 based on management's best estimate of potential settlement costs and expenses that are likely to be incurred by the company in connection with certain pending litigation (See Footnote 3), $178,500 of which was expensed during the first quarter of the current fiscal year.

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

For the nine months ended December 31, 2000 and year ended March 31, 2000, the Company incurred net losses of $707,000 and $759,000, respectively. At December 31, 2000, the Company has a deficiency in working capital of $2.8 million and a stockholders' deficit of $3.7 million. On November 30, 2000, the Company borrowed $500,000 from a director, which was used to pay in full the Company's existing revolving loan agreement with a bank. The director acted on behalf of Gunther Partners in fulfillment of a prior commitment letter, dated June 19, 2000 pursuant to which Gunther Partners agreed to make up to $500,000 of additional financing available to the Company. The Company now has notes payable to related parties of $1.0 million due within the next twelve months as well as $600,000 of current maturities of long-term debt to related parties. These conditions may raise doubt about the Company's ability to meet its obligations as they become due in the ordinary course of business.

The net loss of $707,000 for the nine months ended December 31, 2000 included a charge of $178,500 attributable to litigation while cash of $255,000 was provided by operating activities. At December 31, 2000, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $3.7 million. These same orders will generate cash of $4.2 million through June 30, 2001 as they are completed and delivered. Under the Company's normal sales pricing policy, approximately 50% of the sales price of each system is received by the Company within 30 days from the time an order is placed by a customer; approximately 40% is received at the time the system is shipped to the customer and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

Over a two year period beginning in January 1999, the Company has required an additional $1.0 million to fund operations and make capital purchases. Over that same period the Company has made capital purchases of over $1.2 million. The Company expects capital expenditures over the next twelve months to be no more than $400,000.

On a going forward basis, management believes that the Company's cash and cash equivalents at December 31, 2000, together with the cash to be derived from operating activities, will not be sufficient to meet the Company's currently scheduled debt maturities during the next twelve months. As a result, management expects that the Company will be required to defer or otherwise refinance the aforementioned scheduled debt maturities beyond that period. Based on preliminary discussions with the related party lenders, management expects that the Company will be able to obtain a deferral of some or all of these scheduled debt maturities. Accordingly, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities in the event the Company is unable to obtain such a deferral. Ultimately, the ability of the Company to continue as a going concern will be dependent on achieving consistently profitable operations, which in turn will be dependent on attaining sufficient sales levels. If adequate sales levels are not attained, the Company will be required to consider other potential courses of action, including the issuance of additional debt and/or equity. The Company has no commitments for additional debt or equity at this time. See "Forward Looking Statements," below. There can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

Item 6.  Exhibits and Reports on Form 8-K.

                  A.      Exhibits required by Item 601 of Regulation S-B:

                          10.1 Promissory Note Agreement dated November 30, 2000 between Robert Spiegel and the Registrant.

                  B.      Reports on Form 8-K.

                          None.

                           GUNTHER INTERNATIONAL, LTD.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



     /s/ Michael M. Vehlies                          Date: February 14, 2001
     ----------------------
     Michael M. Vehlies
     Chief Financial Officer and Treasurer
     (On behalf of the Registrant and as
     Principal Financial and Accounting Officer)