Form 10KSB
period 2001-03-31
GUNTHER INTERNATIONAL LTD
filed 2001-06-29
CIK 913600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were $24.4 million.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average of the reported closing bid and asked prices of such stock on June 2, 2001, as reported by the OTC Bulletin Board, was $1.7 million. The number of shares of the Registrant's Common Stock outstanding as of June 8, 2001 was 4,291,769.

  DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business.....................................    1
            General...................................................    1
            Development of the Business...............................    1
            Finishing Systems.........................................    2
            Strategy..................................................    3
            Systems...................................................    3
            Inc.jet...................................................    6
          Marketing and Sales.........................................    7
          Customers...................................................    7
          Manufacturing...............................................    8
          Installation and Customer Service...........................    8
          Research and Development....................................    9
          Competition.................................................    9
          Patents and Proprietary Rights..............................    9
          Employees...................................................   10
Item 2.   Description of Property.....................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   12
Item 6.   Management's Discussion and Analysis or Plan of Operation...   13
            Summary Financial Data....................................   13
            Results of Operations.....................................   14
            Liquidity and Capital Resources...........................   15
            Inflation.................................................   16
            Forward Looking Statements................................   16
Item 7.   Financial Statements........................................   16
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   16
                                 PART III
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   17
Item 10.  Executive Compensation......................................   17
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   17
Item 12.  Certain Relationships and Related Transactions..............   17
                                  PART IV
Item 13.  Exhibits and Reports on Form 8-K............................   18
Signatures............................................................   22
Index to Financial statements.........................................  F-1

                                       (i)

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

     The Company also designs, manufactures and markets high-speed ink-jet printers to original equipment manufacturers (OEM), who incorporate the printers into tabletop inserters and folders, copiers, stand alone printers and other applications. In connection with these sales, the Company sells ink to the end-users of the printers.

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

     In fiscal 1999, the Company entered into a $5.7 million comprehensive financing transaction with its then-existing senior lender (the "Bank"), the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC, the proceeds of which were utilized to restructure and replace the Company's then-existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, Gunther Partners LLC loaned an aggregate of $4 million to the Company. At the same time, the Bank reached an agreement with the Estate, which had guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note, bearing interest at 5.44% per annum, in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank.

     To induce Gunther Partners LLC to enter into the financing transaction, the Company granted Gunther Partners LLC a stock purchase warrant entitling Gunther Partners LLC, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share.

     In addition, the Company, Gunther Partners LLC, the Estate and certain shareholders (Park Investment Partners, Inc. ("Park"), Gerald H. Newman, Four Partners and Robert Spiegel) entered into a separate voting agreement, pursuant to which they each agreed to vote all shares of Gunther stock held by them in favor of (i) that number of persons nominated by Gunther Partners LLC constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and (iii) one person nominated by Park.

     Through June 30, 1999, the Company had made principal payments to Gunther Partners LLC aggregating $800,000, plus interest. In September 1999, the Company experienced a deficiency in operating cash flow and Gunther Partners LLC agreed to lend the Company an additional $800,000 and to otherwise restructure the payment terms of the note. As amended, the outstanding balance due Gunther Partners LLC is due in principal installments of $200,000 commencing on October 1, 2001 through April 1, 2002; $100,000 on May 1, 2002; and $2,500,000 on
October 1, 2003. If, at any time prior to October 1, 2001, the accumulated deficit of the Company improves by $1.0 million or more compared to the amount at June 30, 1999 of $14.4 million (a "Triggering Event"), then the principal payments otherwise due from October 1, 2001 through May 1, 2002 shall be become due in consecutive monthly installments beginning on the first day of the second month following the Triggering Event. On April 4, 2000, the Company borrowed an additional $500,000 from Gunther Partners LLC.

     In June 2001, the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with the Estate, Gunther Partners LLC and certain other stockholders. The Recapitalization Agreement provides that the Company will effectuate a registered public offering ("Rights Offering") of up to 16,000,000 shares of its Common Stock (the "Offered Shares") to its existing stockholders by subscription right on a pro-rata basis at a subscription price of $0.50 per share. The rights to subscribe to the Offered Shares will be granted at a ratio to be determined by the Board of Directors of the Company (the "Basic Subscription Right"). In addition, the Company's stockholders will be granted the right to "oversubscribe" for additional shares not purchased by other stockholders, up to the total amount of the Offered Shares (the "Oversubscription Right"). In the event that the Company's stockholders, other than Gunther Partners LLC, do not subscribe for and purchase all 16,000,000 of the Offered Shares, Gunther Partners LLC will subscribe for and purchase from the Company in the Rights Offering a number of shares equal to 16,000,000 less the number of shares subscribed for stockholders other than Gunther Partners LLC, up to a maximum of 14,000,000 shares. The net proceeds of the Rights Offering (a minimum of $7 million less offering expenses), will be used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and a stockholder and director ($500,000), to purchase all notes payable to the Estate for a total of $500,000 and to purchase 919,568 shares of the Company's Common Stock held by the Estate for $137,935 (or $0.15 per share). The balance of the net proceeds from the Rights Offering will be used for general working capital purposes.

FINISHING SYSTEMS

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

     Computer-directed printers are employed, in conjunction with mainframe or personal computers, to produce documents. The largest printers most often are placed in centralized print centers that are near mainframe computers. More recently developed non-impact laser printers that print five to 25 sheets per minute can be placed in any location within offices where personal computers are concentrated. The availability of non-impact laser printers has enabled many businesses that generate large quantities of documents to create "in-house" printing centers. There is a large concentration of non-impact laser printers in the insurance, finance, and banking industries, and government.

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

STRATEGY

     The Company's objective is to capitalize on its position as a pioneer and technology leader in the design and sale of intelligent document finishing and mailing systems and leading edge, high quality, low cost ink jet solutions for end user and OEM applications. The Company's goal is to broaden the range of markets, applications, and customers utilizing these unique technologies while continuing to increase its leadership position in insurance and financial markets. Further, it is the Company's objective to leverage both its well known customer base and the strength of its relationships/alliances with partners like Hewlett-Packard into a dominant position in the growing marketplaces, both end user and OEM, for low cost, high resolution ink jet printing at document processing speeds. The Company has also targeted aggressive expansion of its system service and consumables/supplies businesses.

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

SYSTEMS

     The Company's current principal products are the Series III Billing System, the EP-4000 Electronic Publishing System and the MS-6000 Mailing System.

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

     The MS-6000 processes folded documents. The MS-6000 can tri-fold up to eight sheets and insert the documents into a No. 10 envelope, and can half-fold up to fifteen sheets and insert the documents into a 6-by-9-inch envelope. Postage is then automatically applied.

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

     Flat Enveloper Module. The 10 x 13 Enveloper places the document sets in flat pocket envelopes (flap along short side). The envelopes can range in size from 8 to 10 inches wide to 11 1/4 inches to 13 inches long. The pre-glued, self-sealing envelopes are placed on their short ends, open side up. They are fed one at a time to the insertion station. The envelope is opened, and a receiving shoe is slid into the envelope to form an easy entry for the material. After insertion, the envelope is moved to the sealing station where the flap is sealed. The completed package is then placed onto a conveyor. This module is also capable of exception and oversize document processing. Exception documents can be inserted into the envelope without sealing the flap. Oversize documents can be accumulated and placed directly onto the output conveyor.

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

     Convertible Systems. EP and MS systems can be configured to work in both flat and folded modes, using a quick-connect and disconnect 10 x 13 flat enveloper or folded mail enveloper. This feature allows a user to specify either an EP or MS system, depending on the dominant applications, but still retain the ability to run in both flat and folded mode.

INC.JET(TM)

     inc.jet, Inc. is a wholly owned subsidiary of Gunther International, Ltd. that produces an exclusive, environmentally safe letter quality (600 dot-per-inch, or dpi) ink jet printer (Imager) that is designed specifically for high resolution, high speed, low cost industrial printing applications. Initially targeted as an envelope printer to complement the Company's line of intelligent document automation and mail processing systems, the inc.jet(TM) Imager provides a solution to problems that were voiced by current and prospective customers -- high quality personalized printing on envelopes at document automation speeds for a low cost.

     Secondary concerns were ease of use and maintenance, as well as the size and packaging. The inc.jet(TM) Imager can be integrated into mail processing systems or other Original Equipment Manufacturer (OEM's) devices for applications such as envelope printing, web printing, carton marking, etc.

     The inc.jet technology is the result of a strategic partnership between the Company and the Hewlett-Packard Company's (HP) Specialty Printing Systems Operation (SPS). The agreement allows for cross licensing and marketing of HP's thermal ink jet technology and the Company's inc.jet Imagers, providing customers with a printing process that is cleaner and more reliable than current methods, at significant cost savings.

     SPS was formed to develop industrial printing markets for its 45 Series Thermal Ink Jet Printing Cartridges (cartridges). As part of this initiative SPS initially licensed a select group of companies to use their technology to develop printers specifically for industrial printing applications. The primary development task was to create the technology to fire the cartridges in such a way that they could remain stationary, while the product passed by at a high rate of speed. This was in contrast to the HP desktop printers, which move the cartridge back and forth across the page to print.

     The inc.jet Imager is a compact modular printer that fits in the palm of a hand (5.5" x 3.5" x 4.5") and weighs under 2 pounds. The print drivers and electronics all reside in the Imager. Commands to control the Imager are communicated via a standard personal computer. These features are very important in that they make for a printer that lends itself to integration into a wide range of OEM products, such as small tabletop envelope-addressing machines. Although the Imager originally started as peripheral device for the Company's finishing systems, the vast majority of inc.jet's revenue stream is now derived from non-Company applications and customers (i.e., OEMs and end-user ink customers). It was decided early on that inc.jet would be the print engine supplier, while OEMs would be responsible for building complete systems for the end user. This would allow inc.jet to exploit its high-margin Imager product without the additional overhead required to service thousands of end users.

     In addition to the mail addressing market, inc.jet sells its Imager to OEM customers in the commercial printing and packaging markets. The inc.jet Imager markets include:

     - Postage printing

     - Envelop printing and address labeling

     - Box and carton labeling

     - Printing of variable data on commercial web press applications

     - Tag printing

     - Spot color and anti-fraud marking of originals

     In addition to Imagers, inc.jet(TM) is a reseller of the consumables (cartridges) that are manufactured for industrial printing applications by SPS. The inc.jet business model is based, in part, on creating a significant revenue stream from annuity ink sales. In theory, ink revenues should continue to increase monthly with the installed base of Imagers, eventually outpacing Imager revenue. The consumables that inc.jet sells to the commercial and industrial printing market include the following:

     - Bulk Ink Supplies (cartridges with a high capacity ink reservoir)

     - Fast-Dry-Black cartridges

     - Spot Color (red, blue, green, & yellow)

     - Versatile Black (specifically formulated for coated stocks)

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

     As of March 31, 2001, the Company has a backlog of high-speed assembly systems aggregating approximately $1.3 million. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Typically, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer and machine specifications are completed, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage of completion method over the production period of the system.

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

     The Company assembles and tests each system at its facility in Norwich, Connecticut. Each system is tested for hardware and software compliance with each customer's unique application and media requirements, using customer supplied materials. Upon satisfactory completion of such tests and customer acceptance of the system, each system is disassembled for shipment and reassembled at customer facilities, which is followed by less stringent site acceptance testing and operator training.

INSTALLATION AND CUSTOMER SERVICE

     The Company's systems usually can be installed at a customer's facilities in one day. The Company typically uses a systems engineer, who plans and carries out the installation and programming of the systems. A Company employee will remain at the customer's facilities for approximately two weeks to monitor the initial operation of the system. As part of the installation, the Company trains one to two operators for one week at either the Company's or the customer's facilities in the operation and maintenance of the system. The Company has monthly meetings with customers to evaluate the performance of systems. All systems are now installed with a modem and diagnostic software that enable the Company to monitor system performance from a remote location. As part of each installation, the Company includes a supply of spare parts which can be resupplied on short notice. Each system has been designed to facilitate parts replacements. The Company typically warrants each system for a period of 90 days after installation.

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

     The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 2001, revenues from customer maintenance agreements represented approximately 41.6% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will represent an increasing percentage of its net sales.

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

     For the fiscal years ended March 31, 2001 and 2000, the Company incurred expenses of $1.6 million and $1.2 million, respectively, for research and development activities.

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

     Gunther's inc.jet products include several important features that set them apart from competitive products. The inc.jet imager accomplishes the high-speed printing of data (50 inches per second) at very high resolution (up to 600 x 600 dots per inch). The compact modular construction combined with injection molded plastic enable this product to be produced at low cost with a low level of maintenance.

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

     In connection with a development agreement with Connecticut Innovations, Inc. ("CII") and as partial consideration for loans made in connection therewith, the Company has assigned all existing, and future patents to CII as security for the Company's performance under the development agreement. Title to the patents will be transferred back to the Company upon the fulfillment of its obligations under the development agreement. The Company has also granted certain additional security interests in its patents in connection with the financing transactions consummated on October 2, 1998.

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

EMPLOYEES

     At March 31, 2001, the Company had 181 (178 at March 31, 2000) full-time employees, consisting of 65 (62 at March 31, 2000) engaged in engineering, development and manufacturing, 15 (16 at March 31, 2000) in marketing and sales activities, 100 (91 at March 31, 2000) in customer services and 12 (9 at March 31, 2000) in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal facilities are located at One Winnenden Road, Norwich, Connecticut, where the Company leases approximately 75,000 square feet of space. The Company lease requires payment of monthly rent in the amount of $23,917 through April 30, 2006. Of the Company's space in Norwich, approximately 15,000 square feet is devoted to office and administrative uses, approximately 55,000 square feet to engineering, development and assembly activities, and approximately 5,000 square feet to marketing, sales and customer service functions. The Company believes that its facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.  LEGAL PROCEEDINGS.

     As previously reported, a purported class action lawsuit was filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities laws. The action was filed in the United States District Court for the District of Connecticut. Among other things, the complaint alleged that the Company's financial statements for the first three quarters of fiscal 1998 were materially false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act. The plaintiffs were seeking compensatory damages and reimbursement for the reasonable costs and expenses, including attorney's fees' incurred in connection with the action. In February 2001, the Company reached an out-of-court settlement, which the Court approved in May 2001. Under the terms of the settlement, the Company and the other defendants agreed to pay $595,000 to the plaintiffs, $380,000 of which was paid by the Company's directors' and officers' liability insurance carrier and $215,000 of which was paid by the Company.

     In a related matter, the Company announced that it has reached an agreement in principle to conclude a nonpublic, informal investigation conducted by the Division of Enforcement (the "SEC Staff") of the Securities and Exchange Commission ("Commission") with regard to the circumstances surrounding the Company's restatement of its fiscal year 1998 and 1997 financial statements. Under the Company's offer of settlement, the Company will consent to the entry by the Commission of an Order Instituting Public Administrative Proceedings Pursuant to Section 21C of the Exchange Act. Making Findings and Imposing a Cease and Desist Order (the "Order").

     In the proposed Order, the Company will agree, without admitting or denying the Commission's findings, to cease and desist from committing or causing violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act pertaining generally to the preparation and filing of accurate financial reports, the maintenance of adequate books and records and the maintenance of adequate internal accounting controls. The Order will find that the Company improperly recognized revenue for service contracts that should have been deferred, improperly included accounts receivables in the Company's assets when contracts for the sale of systems had not been signed by the end of the fiscal year, failed to record a significant invoice from its largest vendor at year-end and improperly reversed a liability. The Order will note that the Company cooperated fully with the investigation and will impose no monetary penalties or fines against the Company.

     Although the SEC Staff has recommended that the Commission accept the Company's offer of settlement, the proposed Order has not yet been formally approved by the Commission. SEC Staff recommendations to the Commission customarily undergo review by the various Commission divisions and are subject to the Commission's final approval.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the OTC Bulletin Board. The Company had previously traded in the NASDAQ SmallCap market under the symbol "SORT" until it was delisted on August 17, 1998 due to the Company's failure to maintain capital and surplus of at least $1,000,000.

     The following table sets forth the high and low bid prices of the Company's Common Stock for each quarter of fiscal 2000 and fiscal 2001, as reported by the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

                                                               BID PRICES
                                                           ------------------
FISCAL QUARTER                                              HIGH        LOW
--------------                                              ----        ---
First Fiscal Quarter - 2000..............................  $3 3/4     $2 1/32
(April 1 - June 30, 1999)

Second Fiscal Quarter - 2000.............................  2 15/16    2 7/16
(July 1 - September 30, 1999)

Third Fiscal Quarter - 2000..............................  2 5/8      1 7/8
(October 1 - December 31, 1999)

Fourth Fiscal Quarter - 2000.............................  3          2 3/8
(January 1 - March 31, 2000)

First Fiscal Quarter - 2001..............................  2.5625     2.1875
(April 1 - June 30, 2000)

Second Fiscal Quarter - 2001.............................  2.625      2.25
(July 1 - September 30, 2000)

Third Fiscal Quarter - 2001..............................  2.25       0.5625
(October 1 - December 31, 2000)

Fourth Fiscal Quarter - 2001.............................  0.8125     0.4375
(January 1 - March 31, 2001)

     On June 18, 2001, the high and low bid prices for the Company's Common Stock were $0.93, as reported.

     As of June 10, 2001, there were approximately 74 record owners of the Company's Common Stock. The Company believes there are approximately 900 beneficial owners of Common Stock. The Company has not paid dividends on its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

SALES OF UNREGISTERED SECURITIES

     During fiscal 2001, the Company granted two key employees stock options covering an aggregate of 9,000 shares of Common Stock at exercise prices ranging from $0.875 to $2.25 per share. The options vest ratably over a five-year period and have a maximum duration of ten years.

     During fiscal 2001 the Company also credited an aggregate of 48,758 shares of Common Stock to the accounts of five directors who were participating in the Gunther International, Ltd. Directors' Equity Plan (the "Plan"). In accordance with the terms of the Plan, each participating director is entitled to receive grants of Common Stock in lieu of a quarterly cash retainer. The number of shares which each director is entitled to receive each fiscal quarter is equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock as of the last business day of the quarter. Based upon this formula, 4,878 shares of Common Stock were credited in respect of the fiscal quarter ended June 30, 2000 (the fair market value of the Common Stock on the last business day of the quarter being $2.5625 per share), 5,882 shares of Common Stock were credited in respect of the fiscal quarter ended September 30, 2000 (the fair market value of the Common Stock on the last business day of the quarter being $2.125 per share), 16,667 shares of Common Stock were credited in respect of the fiscal quarter ended December 31, 2000 (the fair market value of the Common Stock on the last business day of the quarter being $0.75 per share) and 21,331 shares of Common Stock were credited in respect of the fiscal quarter ended March 31, 2001 (the fair market value of the Common Stock on the last business day of the quarter being $0.4688 per share). Each director elected to defer receipt of the shares credited to his account.

     No underwriters were used in connection with any of the foregoing transactions and, accordingly, there were no underwriting discounts or commissions. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and the rules and regulations promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

SUMMARY FINANCIAL DATA

     The summary financial data presented below should be read in conjunction with the information set forth in the consolidated financial statements and notes thereto included elsewhere herein.

                                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                       MARCH 31,      MARCH 31,      MARCH 31,
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Sales:
  Systems...........................................  $14,250,642    $12,052,692    $11,896,553
  Maintenance.......................................   10,161,333      9,533,778      8,847,082
                                                      -----------    -----------    -----------
          Total sales...............................   24,411,975     21,586,470     20,743,635
                                                      -----------    -----------    -----------
Cost of sales:
  Systems...........................................    9,537,248      8,094,029      8,521,585
  Maintenance.......................................    8,105,760      8,289,268      6,684,135
                                                      -----------    -----------    -----------
          Total cost of sales.......................   17,643,008     16,383,297     15,205,720
                                                      -----------    -----------    -----------
Gross profit........................................    6,768,967      5,203,173      5,537,915
                                                      -----------    -----------    -----------
Operating expenses:
  Selling and administrative........................    4,555,441      4,143,774      4,581,853
  Research and development..........................    1,639,385      1,227,626      1,046,569
                                                      -----------    -----------    -----------
          Total operating expenses..................    6,194,826      5,371,400      5,628,422
                                                      -----------    -----------    -----------
Operating income (loss).............................      574,141       (168,227)       (90,507)
Interest expense, net...............................     (679,717)      (554,156)      (466,653)
Litigation expense..................................     (178,500)       (36,500)            --
                                                      -----------    -----------    -----------
Loss before cumulative effect of change in
  accounting principle..............................     (284,076)      (758,883)      (557,160)
Cumulative effect of change in accounting
  principle.........................................           --             --       (622,953)
                                                      -----------    -----------    -----------
Net loss............................................  $  (284,076)   $  (758,883)   $(1,180,113)
                                                      ===========    ===========    ===========
Per share:
Operating income (loss).............................  $      0.13    $     (0.04)   $     (0.02)
Interest expense, net...............................        (0.16)         (0.13)         (0.11)
Litigation expense..................................        (0.04)         (0.01)            --
                                                      -----------    -----------    -----------
Loss before cumulative effect of change in
  accounting principle..............................        (0.07)         (0.18)         (0.13)
Cumulative effect of change in accounting
  principle.........................................           --             --          (0.14)
                                                      -----------    -----------    -----------
Net loss............................................  $     (0.07)   $     (0.18)   $     (0.27)
                                                      ===========    ===========    ===========

                                                         2001           2000
                                                      -----------    -----------
Current assets......................................  $ 5,553,949    $ 5,682,690
Total assets........................................    9,554,164      9,616,566
Current liabilities.................................    6,072,998      7,310,139
Long-term debt, less current maturities.............    6,735,993      5,277,178
Stockholders' equity (deficit)......................   (3,254,827)    (2,970,751)

RESULTS OF OPERATIONS

  Fiscal Year ended March 31, 2001
  Compared to Fiscal Year ended March 31, 2000

     The net loss for fiscal year 2001 was $(284,000), or $(0.07) per share, compared to $(759,000), or $(0.18) per share, for fiscal year 2000. Operating income for fiscal year 2001 was $574,000, or $0.13 per share, compared to an operating loss of $(168,000), or $(0.04) per share for fiscal year 2000.

     Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems, ink and ancillary products.

     Systems sales for fiscal year 2001 increased $2.2 million, or 18.2%, to $14.3 million from $12.1 million in fiscal year 2000. The increase in systems sales was due to an increase in both high-speed assembly systems and inc.jet imager sales. Sales of high speed assembly systems for fiscal year 2001 increased to $11.9 million, or 16.5%, from $10.2 million in fiscal year 2000. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and related upgrades is as follows:

                                        MARCH 31,    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
                                          2001           2000            2000           2000
                                        ---------    ------------    -------------    --------
                                                            (IN MILLIONS)
Backlog, beginning of period..........    $ 3.7         $ 5.6            $ 3.4         $ 4.2
Orders................................      1.3            .9              4.9           1.9
Sales.................................     (3.7)         (2.8)            (2.7)         (2.7)
                                          -----         -----            -----         -----
Backlog, end of period................    $ 1.3         $ 3.7            $ 5.6         $ 3.4
                                          =====         =====            =====         =====

     Inc.jet sales in fiscal year 2001 increased to $2.4 million, or 27.6%, from $1.9 million in fiscal year 2000. Inc.jet sales comprised 16.6% of total systems sales in fiscal year 2001 compared to 15.4% in fiscal year 2000. The increase in sales is primarily due to an increased market acceptance for the imager and an increase in ink sales to end users.

     Maintenance sales increased $628,000, or 6.6%, to $10.2 million in fiscal year 2001 from $9.5 million in fiscal year 2000 as a result of a larger number of systems under service contract from shipments during the year and inflationary price increases in service contracts between the periods.

     Gross profit increased by $1.6 million, or 30.1%, to $6.8 million in fiscal year 2001 from $5.2 million in fiscal year 2000. The gross margin on systems sales increased to 33.1% in fiscal year 2001 from 32.8% in fiscal year 2000. The gross margin as a percentage of sales of systems remained relatively stable at 28%. The gross margin on maintenance sales increased to 20.2% in fiscal year 2001 from 13.1% in fiscal year 2000. The increase in the gross margin on maintenance sales is primarily attributable to a decrease in overall maintenance costs of 2.2% while revenues increased by 6.6%. During fiscal year 2000, the Company was transitioning from using a third party service provider to providing maintenance services with Company employees. During the transition, the Company incurred certain costs necessary to build a service department infrastructure, including the hiring of additional support personnel, while still incurring costs from the third party service provider. The Company's transition expenses were higher than expected because the number of customer service engineers transitioning from the third party service provider were less than anticipated. This resulted in the Company having to recruit and train more personnel than anticipated and to incur additional expenses to provide customer support from the Connecticut location to customer sites. The Company also incurred an increase in service parts costs during the transition period. These increased costs followed preventive maintenance reviews by Company personnel at various sites. The Company found that in certain sites a substantial amount of time and materials were required to bring the systems to a higher level of operation the Company considers appropriate for those sites. All sites were transitioned as of March 31, 2000.

     Selling and administrative expenses increased $411,000, or 10%, to $4.6 million in fiscal year 2001 from $4.1 million in fiscal year 2000. Selling and administrative expenses, as a percentage of total revenues, for fiscal years 2001 and 2000 were 18.7% and 19.2%, respectively. The increase in selling and administrative expenses is primarily attributable to an increase in commissions and royalties, both of which are based on revenues, an increase in costs associated with the Company's Quality Initiative Program and the Company's biennial Users' Conference.

     Research and development expenses increased $412,000, or 33.5%, to $1.6 million in fiscal year 2001 from $1.2 million in fiscal year 2000. The increase in the research and development expenses was primarily attributable the new Series W system introduced at the industry trade show during the third fiscal quarter.

     Interest expense increased $126,000 to $680,000 in fiscal year 2001 from $554,000 in fiscal year 2000. The increase was due to an increase in debt.

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 2001 and 2000, the Company incurred net losses of $(284,076) and $(758,883), respectively. For fiscal year 2001, cash of $744,304 was provided by operations while in fiscal year 2000 cash used for operations was $1,083,901. At March 31, 2001, the Company has a deficiency in working capital of $519,049 and a stockholders' deficit of $3,254,827. At March 31, 2001, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $1.3 million as compared to $4.2 million at March 31, 2000.

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

     As noted above, in June 2001, the Company entered into the Recapitalization Agreement. The Recapitalization Agreement provides that the Company will effectuate a registered public offering ("Rights Offering") of up to 16,000,000 shares of its Common Stock (the "Offered Shares") to its existing stockholders by subscription right on a pro-rata basis at a subscription price of $0.50 per share. The net proceeds of the Rights Offering (a minimum of $7 million less offering expenses), will be used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to the Stockholder and Director ($500,000), to purchase all notes payable to the Estate for a total of $500,000 and to purchase 919,568 shares of the Company's Common Stock held by the Estate for $137,935 (or $0.15 per share). The balance of the net proceeds from the Rights Offering will be used for general working capital purposes.

     In connection with the Recapitalization Agreement, the Company will recognize an extraordinary gain of $1.3 million on the purchase of the notes payable to the Estate. If the Recapitalization Agreement were fully implemented at March 31, 2001 and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization would be as follows:

                                                           RECAPITALIZATION
                                           AS REPORTED       ADJUSTMENTS        PRO FORMA
                                           ------------    ----------------    ------------
Long-term debt, including current
  maturities.............................  $  6,753,038       $6,676,593       $     76,445
                                           ------------       ----------       ------------
Stockholders' equity (deficit):
Common Stock.............................         4,292           14,000             18,292
Treasury Stock...........................            --         (137,935)          (137,935)
Additional paid-in capital...............    12,188,556        6,613,500         18,802,056
Accumulated Deficit......................   (15,447,675)       1,349,093        (14,098,582)
                                           ------------       ----------       ------------
                                             (3,254,827)       7,838,658          4,583,831
                                           ------------       ----------       ------------
Total capitalization.....................  $  3,498,211       $1,162,065       $  4,660,276
                                           ============       ==========       ============

     The proceeds from the Rights Offering will eliminate principal payments of $1.7 million and interest payments of $400,000 that would have been due in the next twelve months on existing debt.

     On a going forward basis, management believes that the working capital provided by the Rights Offering and cash generated from operations will be sufficient to meet the Company's cash flow needs for the next fiscal year. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this item are presented on pages F-1 through F-14 immediately after the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2001 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2001. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by Item 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2001 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2001. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2001 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2001. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2001 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2001. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     A.  Exhibits required by Item 601 of Regulation S-B:

 3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i) to the Company's Quarterly Report on Form
       10-QSB for the fiscal quarter ended December 31, 1998, Commission File No. 33-70052-B, and incorporated herein by reference).
 3.2 By-Laws of the Company, as amended (filed as Exhibit 3(iv) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, Commission File No.
       33-70052-B, and incorporated herein by reference).
10.1   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther, Jr. (filed as Exhibit 10(s) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.2   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther III (filed as Exhibit 10(t) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.3   Royalty Agreement, dated September 3, 1992, between the
       Company and Joseph E. Lamborghini (filed as Exhibit 10(u) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.4   Royalty Agreement, dated September 3, 1992, between the
       Company and Rufus V. Smith (filed as Exhibit 10(v) to the
       Company's Registration Statement on Form SB-2, Commission
       File No. 33-70052-B, and incorporated herein by reference).
10.5   Royalty Agreement, dated September 3, 1992, between the
       Company and Christine E. Gunther (filed as Exhibit 10(w) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.6   Royalty Agreement, dated September 3, 1992, between the
       Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.7   Form of Employee Stock Option Plan and Founders Option Plan
       (filed as Exhibit 10(kkk) to the Company's Registration
       Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.8 Warrant, dated October 20, 1993, to purchase 40,000 shares of Common Stock issued to Mark Fisher (filed as Exhibit
       10(vvv) to the Company's Registration Statement on Form
       SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.9   Warrant, dated January 9, 1995, to purchase 13,333 shares of
       Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB/A dated June
       26, 1995, and incorporated herein by reference).
10.10 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson
       (filed as Exhibit 10.51 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

    10.11  Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to
           Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Roni Aron Jesselson
           (filed as Exhibit 10.52 to the Company's Annual Report on Form 10-KSB/A dated June 26,
           1995, and incorporated herein by reference).
    10.12  Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to
           Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Jonathan Judah
           Jesselson (filed as Exhibit 10.53 to the Company's Annual Report on Form 10-KSB/A
           dated June 26, 1995, and incorporated herein by reference).
    10.13  Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to
           Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth
           Jesselson (filed as Exhibit 10.54 to the Company's Annual Report on Form 10-KSB/A
           dated June 26, 1995, and incorporated herein by reference).
    10.14  Warrant, dated January 12, 1995, to purchase 13,333 shares of Common Stock issued to
           Michael Jesselson and Linda Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth
           Jesselson (filed as Exhibit 10.55 to the Company's Annual Report on Form 10-KSB/A
           dated June 26, 1995, and incorporated herein by reference).
    10.15  Non-exclusive License Agreement between the Company and Bell & Howell (filed as
           Exhibit 10(qaii) to the Company's Registration Statement on Form SB-2, Commission File
           No. 33-70052-B, and incorporated herein by reference).
    10.16  Xerox Worldwide Printing Systems Partners Program Partnership Guide dated August 1990
           (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB/A dated June 26,
           1995, and incorporated herein by reference).
    10.17  Amendment and Restatement of Development Agreement made as of December 31, 1995 between the Company and CII (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB dated February 12, 1996 and incorporated herein by reference).
    10.18  Building lease between the Company and UNC Incorporated, dated July 31, 1996 (filed as
           Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB dated November 12, 1996 and incorporated herein by reference).
    10.19  Non-exclusive License Agreement By and Between the Hewlett-Packard Company and Gunther
           International Incorporated for Envelope Printing Technology dated May 6, 1997 (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB dated July 14, 1998 and incorporated herein by reference).
    10.20  Agreement, dated October 2, 1998, by and among the registrant, June H. Geneen, Phil E.
           Gilbert, Jr., Thomas W. Keesee and the United States Trust Company Of New York, as
           Co-Executors of the Estate of Harold S. Geneen, Late of New York, New York (the
           "Estate"), BankBoston, N.A. (successor by merger to Bank of Boston Connecticut ("BOB")
           and Gunther Partners, LLC (the "Lender") (filed as Exhibit 99.2 to the registrant's
           Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).
    10.21  Promissory Note, dated October 2, 1998, made by the registrant to the order of the
           Estate (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated
           October 7, 1998 and incorporated herein by this reference).
    10.22  Security Agreement, dated October 2, 1998, by and between the registrant and the
           Estate (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated
           October 7, 1998 and incorporated herein by this reference).
    10.23  Loan and Security Agreement, dated October 2, 1998, by and between the registrant and
           Gunther Partners LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form
           8-K dated October 7, 1998 and incorporated herein by this reference).

10.24 $4,000,000 Term Note, dated October 2, 1998, made by the registrant to the order of the Lender (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated October
       7, 1998 and incorporated herein by this reference).
10.25 Subordination Agreement dated as of October 2, 1998, between the Lender and Connecticut Innovations, Inc. ("CII") (filed as Exhibit 99.7 to the registrant's Current Report on Form
       8-K dated October 7, 1998 and incorporated herein by this reference).
10.26 Subordination Agreement, dated as of October 2, 1998, between the Estate and CII (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.27  Subordination and Intercreditor Agreement, dated October 2,
       1998, between the Lender and the Estate (filed as Exhibit
       99.9 to the registrant's Current Report on Form 8-K dated
       October 7, 1998 and incorporated herein by this reference).
10.28  Warrant Agreement, dated October 2, 1998, by and between the
       Lender and the registrant (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.29 Registration Rights Agreement, dated October 2, 1998, by and between the registrant and the Lender (filed as Exhibit
       99.11 to the registrant's Current Report on Form 8-K dated
       October 7, 1998 and incorporated herein by this reference).
10.30  Voting Agreement, dated October 2, 1998, by and among the
       Estate, Gerald H. Newman, Park Investment Partners, Inc., the Lender, Robert Spiegel, Four Partners and the registrant
       (filed as Exhibit 99.12 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).
10.31  Non-Qualified Stock Option Agreement, dated as of October 5,
       1998, between Marc I. Perkins and the registrant (filed as Exhibit 10.14 to the registrant's Quarterly Report on Form
       10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.32 Employment Agreement, dated as of October 7, 1998, between the registrant and Michael M. Vehlies (filed as Exhibit
       10.15 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.33  Non-Qualified Stock Option Agreement, dated as of October
       29, 1998, between Michael M. Vehlies and the registrant
       (filed as Exhibit 10.16 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.34  Employment Agreement, dated October 3, 1999, between the
       Registrant and Marc I. Perkins (filed as Exhibit 10.9 to the registrant's Quarterly Report on Form 10-QSB dated February
       22, 2000, and incorporated herein by this reference).
10.35 Promissory Note, dated April 4, 2000, between the Registrant and Gunther Partners, LLC. (filed as Exhibit 10.46 to the registrant's Annual Report on Form 10-KSB dated June 29,
       2000 and incorporated herein by reference).
10.36  Funding Letter, dated June 19, 2000 from Gunther Partners,
       LLC to the Registrant. (filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-KSB dated June 29,
       2000 and incorporated herein by reference).
10.37  Promissory Note Agreement dated November 30, 2000 between
       Robert Spiegel and the Registrant (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB dated
       February 14, 2001, and incorporated by reference).

    10.38  Recapitalization Agreement, dated June 25, 2001, by and among the registrant, June H.
           Geneen, Phil E. Gilbert, Jr. and the United States Trust Company of New York, as
           Co-executors of Estate of Harold S. Geneen, late of New York, New York (the "Estate"),
           Gunther Partners LLC, Park Investment Partners ("Park") and Gerald H. Newman
           ("Newman").
    21.1   List of Subsidiaries.
    24.1   Power of Attorney pursuant to which this Annual Report on Form 10-KSB dated June 29,
           2001 was executed.

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

Date: June 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and dates indicated.

                    SIGNATURE:                                     TITLE:                     DATE:
                    ----------                                     ------                     -----
                /s/ MARC I. PERKINS                    President and Chief Executive      June 29, 2001
---------------------------------------------------      Officer (Principal Executive
                  Marc I. Perkins                        Officer) and Director
     Individually and as Attorney-in-Fact for:

               James A. Cotter, Jr.                    Director                           June 29, 2001

                J. Kenneth Hickman                     Director                           June 29, 2001

               Steven S. Kirkpatrick                   Director                           June 29, 2001

                 Gerald H. Newman                      Director                           June 29, 2001

                  Robert Spiegel                       Director                           June 29, 2001

                Thomas M. Steinberg                    Director                           June 29, 2001

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                NO.
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000...    F-3

Consolidated Statements of Operations for the Years Ended
 March 31, 2001 and 2000....................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit)
 for the Years Ended March 31, 2001 and 2000................    F-5

Consolidated Statements of Cash Flows for the Years Ended
 March 31, 2001 and 2000....................................    F-6

Notes to Consolidated Financial Statements..................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders of Gunther International, Ltd.

     We have audited the accompanying consolidated balance sheets of Gunther International, Ltd. and its subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gunther International, Ltd. and its subsidiary at March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                  ERNST & YOUNG LLP

Hartford, Connecticut
June 25, 2001

                          GUNTHER INTERNATIONAL, LTD.

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2001 AND 2000

                                                                  2001            2000
                                                              ------------    ------------
Assets
Current Assets:
  Cash......................................................  $    759,393    $     87,136
  Accounts receivable, less allowance.......................     2,002,398       3,315,783
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................       601,068         200,691
  Inventories...............................................     1,936,538       1,798,206
  Prepaid expenses..........................................       254,552         280,874
                                                              ------------    ------------
    Total current assets....................................     5,553,949       5,682,690
                                                              ------------    ------------
Equipment and Leasehold Improvements:
  Machinery and equipment...................................     1,811,895       1,485,369
  Furniture and fixtures....................................       469,737         378,852
  Leasehold improvements....................................       128,377          38,589
                                                              ------------    ------------
                                                                 2,410,009       1,902,810
  Accumulated depreciation and amortization.................    (1,006,350)       (808,354)
                                                              ------------    ------------
                                                                 1,403,659       1,094,456
                                                              ------------    ------------
Other Assets:
  Excess of costs over fair value of net assets acquired,
    net.....................................................     2,551,429       2,774,893
  Other.....................................................        45,127          64,527
                                                              ------------    ------------
                                                                 2,596,556       2,839,420
                                                              ------------    ------------
                                                              $  9,554,164    $  9,616,566
                                                              ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Current maturities of long-term debt -- other.............  $     17,045    $     13,134
  Note payable to related party.............................            --         150,000
  Note payable to bank......................................            --         350,000
  Accounts payable..........................................     2,440,437       2,502,231
  Accrued expenses..........................................     1,507,965       1,385,066
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................       325,085       1,052,734
  Deferred service contract revenue.........................     1,782,466       1,856,974
                                                              ------------    ------------
    Total current liabilities...............................     6,072,998       7,310,139
                                                              ------------    ------------
Long-term debt, less current maturities:
  Related parties...........................................     6,676,593       5,261,446
  Other.....................................................        59,400          15,732
                                                              ------------    ------------
         Total long-term debt...............................     6,735,993       5,277,178
                                                              ------------    ------------
    Total liabilities.......................................    12,808,991      12,587,317
                                                              ------------    ------------
Commitments and contingencies (Note 8)
Stockholders' Equity (Deficit):
  Common Stock, $.001 par value; 16,000,000 shares
    authorized; 4,291,769 shares issued and outstanding.....         4,292           4,292
  Additional paid-in capital................................    12,188,556      12,188,556
  Accumulated deficit.......................................   (15,447,675)    (15,163,599)
                                                              ------------    ------------
    Total Stockholders' Equity (Deficit)....................    (3,254,827)     (2,970,751)
                                                              ------------    ------------
                                                              $  9,554,164    $  9,616,566
                                                              ============    ============

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
Sales:
  Systems...................................................  $14,250,642   $12,052,692
  Maintenance...............................................   10,161,333     9,533,778
                                                              -----------   -----------
     Total sales............................................   24,411,975    21,586,470
                                                              -----------   -----------
Cost of sales:
  Systems...................................................    9,537,248     8,094,029
  Maintenance...............................................    8,105,760     8,289,268
                                                              -----------   -----------
     Total cost of sales....................................   17,643,008    16,383,297
                                                              -----------   -----------
       Gross profit.........................................    6,768,967     5,203,173
                                                              -----------   -----------
Operating expenses:
  Selling and administrative................................    4,555,441     4,143,774
  Research and development..................................    1,639,385     1,227,626
                                                              -----------   -----------
     Total operating expenses...............................    6,194,826     5,371,400
                                                              -----------   -----------
       Operating income (loss)..............................      574,141      (168,227)
Interest expense, net.......................................     (679,717)     (554,156)
Litigation expense..........................................     (178,500)      (36,500)
                                                              -----------   -----------
       Net loss.............................................  $  (284,076)  $  (758,883)
                                                              ===========   ===========
       Loss per share.......................................  $     (0.07)  $     (0.18)
                                                              ===========   ===========
Weighted average number of common shares outstanding........    4,291,769     4,291,769
                                                              ===========   ===========

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                       COMMON STOCK
                                      $.001 PAR VALUE      ADDITIONAL
                                    -------------------      PAID-IN      ACCUMULATED
                                     SHARES      AMOUNT      CAPITAL        DEFICIT          TOTAL
                                    ---------    ------    -----------    ------------    -----------
Balance, March 31, 1999...........  4,291,769    $4,292    $12,188,556    $(14,404,716)   $(2,211,868)
Net loss..........................         --        --             --        (758,883)      (758,883)
                                    ---------    ------    -----------    ------------    -----------
Balance, March 31, 2000...........  4,291,769     4,292     12,188,556     (15,163,599)    (2,970,751)
Net loss..........................         --        --             --        (284,076)      (284,076)
                                    ---------    ------    -----------    ------------    -----------
Balance, March 31, 2001...........  4,291,769    $4,292    $12,188,556    $(15,447,675)   $(3,254,827)
                                    =========    ======    ===========    ============    ===========

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                                 2001           2000
                                                              -----------    -----------
Operating activities:
  Net loss..................................................  $  (284,076)   $  (758,883)
     Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
     Depreciation and amortization..........................      693,043        568,295
     Provision for doubtful accounts........................       53,000         63,530
     Interest accrued on related party note payable.........      265,144        239,518
     Loss on disposal of equipment..........................       10,248             --
     Changes in operating assets and liabilities:
       Accounts receivable..................................    1,260,385     (1,859,112)
       Inventories..........................................     (138,332)      (291,652)
       Prepaid expenses.....................................       26,322       (185,611)
       Accounts payable.....................................      (61,794)        65,801
       Accrued expenses.....................................      122,899        233,548
       Deferred service contract revenue....................      (74,508)       335,770
       Billings, costs and estimated earnings on uncompleted
        contracts, net......................................   (1,128,026)       504,895
                                                              -----------    -----------
          Net cash provided by (used for) operating
             activities.....................................      744,305     (1,083,901)
                                                              -----------    -----------
Investing activities:
  Acquisitions of equipment and leasehold improvements......     (698,890)      (564,009)
                                                              -----------    -----------
          Net cash used for investing activities............     (698,890)      (564,009)
                                                              -----------    -----------
Financing activities:
  Repayment of notes payable and long-term debt.............     (673,158)      (515,111)
  Proceeds from notes payable and long-term debt............    1,300,000      1,368,214
  Transfer from restricted cash.............................           --        150,000
                                                              -----------    -----------
          Net cash provided by financing activities.........      626,842      1,003,103
                                                              -----------    -----------
Change in cash..............................................      672,257       (644,807)
Cash, beginning of year.....................................       87,136        731,943
                                                              -----------    -----------
Cash, end of year...........................................  $   759,393    $    87,136
                                                              ===========    ===========
Supplemental Cash Flow Information:
  Cash paid for interest....................................  $   436,771    $   326,687
  Cash paid for income taxes................................       13,531          7,561

                            See accompanying notes.

                          GUNTHER INTERNATIONAL, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

1.  BUSINESS:

     Gunther International, Ltd. and its subsidiary (the "Company") operates as a single business segment. The Company designs, develops, assembles, markets and services high speed systems that automatically assemble printed documents, fold, staple or bind the documents and insert completed documents into appropriate envelopes for mailing or other distribution. These products are dependent upon proprietary technology and require specially skilled engineers and technicians to design, enhance and produce them to meet customer needs. The Company was incorporated in Delaware in 1978 and currently operates from leased facilities located in Norwich, Connecticut.

2.  ACCOUNTING POLICIES:

  Principles of consolidation -

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, inc.jet, Inc. All intercompany activity has been eliminated from the consolidated financial statements.

  Revenue recognition -

     The Company recognizes revenues under sales contracts for its high-speed assembly equipment using the percentage of completion method based on the ratio of incurred costs to total estimated costs. Changes in estimated earnings thereon are recognized in the period determined. Sales of inc.jet imagers and related consumables are recognized when the products are delivered. Service contract revenue is recognized over the term of the contract; amounts applicable to future periods are deferred.

  Allowance for doubtful accounts -

     The Company evaluates the collectibility of accounts receivable on an ongoing basis and makes allowances for credit losses ($58,500 at March 31, 2001 and $86,900 at March 31, 2000).

  Inventories -

     Inventories, consisting primarily of purchased parts used in the assembly and repair of the Company's products, are stated at the lower of cost, determined by the first-in, first-out method, or market.

  Equipment and leasehold improvements -

     Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets as follows: machinery and equipment -- 3 - 7 years; and furniture and fixtures -- 7 years. Amortization of leasehold improvements is computed over the useful life of the improvement or lease term, whichever is shorter. Depreciation expense was $455,000 and $330,000 for fiscal 2001 and 2000, respectively.

  Excess of cost over fair value of net assets acquired -

     The excess of cost over the fair value of net assets acquired ("goodwill"), which resulted from a business acquisition, is being amortized over its estimated life of 20 years. As of March 31, 2001 and 2000, accumulated amortization thereon was $1,918,140 and $1,694,676, respectively. The realization of the carrying value of the Company's assets, including goodwill, is dependent on the Company's ability to sustain profitable operations in the future. If objective evidence becomes known indicating the carrying value of the goodwill has been impaired, the Company will evaluate the carrying value based on undiscounted cash flows.

  Shipping and handling costs -

     Expenses associated with shipping and handling are included in cost of sales in the accompanying statements of operations.

  Research and development -

     Expenses associated with research and development activities are expensed as incurred.

  Product warranties -

     The Company provides a warranty on each high-speed system for a period of 90 days after installation. Warranty expense for fiscal 2001 and 2000, was approximately $297,000 and $255,000, respectively.

  Deferred income taxes -

     Deferred income taxes are provided on temporary differences between the financial statement and tax basis of assets and liabilities and on operating loss carryovers using enacted tax rates in effect in the years in which differences are expected to reverse. A valuation allowance is recorded for the amount of deferred income tax assets for which realization is uncertain (See
Note 6.)

  Royalty expense -

     The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 8). Royalties due under these agreements are expensed as incurred.

  Loss per share -

     The denominators used for purposes of computing the loss per share consist of the weighted average number of common shares outstanding of 4,291,769 for both fiscal 2001 and 2000. Common stock equivalents were not used because their effect would have been anti-dilutive. There were no common stock equivalents outstanding at March 31, 2001 and there were 1,178,071 common stock equivalents outstanding at March 31, 2000. Options and warrants are included as common stock equivalents if the fair market value of the underlying stock is greater than the exercise price of the related option or warrant.

  Use of estimates -

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  INVENTORIES:

     Inventories consist of:

                                                                     2001          2000
                                                                  ----------    ----------
    Raw materials...............................................  $1,820,402    $1,532,703

    Work-in-process.............................................     374,666       625,719
                                                                  ----------    ----------

                                                                   2,195,068     2,158,422

    Valuation allowance.........................................    (258,530)     (360,216)
                                                                  ----------    ----------

                                                                  $1,936,538    $1,798,206
                                                                  ==========    ==========

4.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

     The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts:

                                                               2001           2000
                                                            -----------    -----------
Costs incurred............................................  $ 1,831,150    $ 2,537,418
Estimated earnings........................................      532,887      1,305,603
                                                            -----------    -----------
                                                              2,364,037      3,843,021
Billings to date..........................................   (2,088,054)    (4,695,068)
                                                            -----------    -----------
                                                            $   275,983    $  (852,043)
                                                            ===========    ===========

     Included in the accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................  $   601,068    $   200,691
Billings in excess of costs and estimated earnings on
  uncompleted contracts...................................     (325,085)    (1,052,734)
                                                            -----------    -----------
                                                            $   275,983    $  (852,043)
                                                            ===========    ===========

5.  LONG-TERM DEBT AND RECAPITALIZATION:

     Long-term debt consists of:

                                                                     2001          2000
                                                                  ----------    ----------
    Notes payable to related parties (stockholders):

      Gunther Partners LLC, less unamortized debt discount of
         $172,500 and $241,500 at March 31, 2001 and 2000,
         respectively, at an effective interest rate of 9.8% due
         in various installments through October 2003...........  $4,327,500    $3,758,500

      Estate of Harold S. Geneen, less unamortized debt discount of $264,097 and $339,195 at March 31, 2001 and 2000,
         respectively, at an effective interest rate of 10.5%
         due in October 2004....................................   1,678,637     1,502,946

      Stockholder and Director, due and payable by November 2001
         with interest payable quarterly at 8.5%................     500,000            --

      Estate of Harold S. Geneen, including accrued interest of
         $20,456, at an effective interest rate of 5.44% due in
         October 2004...........................................     170,456       150,000
                                                                  ----------    ----------

                                                                   6,676,593     5,411,446

    Other.......................................................      76,445        28,866
                                                                  ----------    ----------

                                                                   6,753,038     5,440,312

    Current maturities of long-term debt -- other...............     (17,045)     (163,134)
                                                                  ----------    ----------

                                                                  $6,735,993    $5,277,178
                                                                  ==========    ==========

     In June 2001, the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with and among the Estate of Harold S. Geneen (the "Estate"), Gunther Partners LLC and two other stockholders. The Recapitalization Agreement provides that the Company will effectuate a registered public offering ("Rights Offering") of up to 16,000,000 shares of its Common Stock (the "Offered Shares") to its existing stockholders by subscription right on a pro-rata basis at a price of $0.50 per share. The rights to subscribe to the Offered Shares will be granted at a ratio to be determined by the Board of Directors of the Company (the "Basic Subscription Right"). In addition, the Company's stockholders will be granted the right to "oversubscribe" for additional shares not purchased by other stockholders, up to the total amount of the Offered Shares (the "Oversubscription Right"). In the event that the Company's stockholders, other than Gunther Partners LLC, do not subscribe for and purchase all 16,000,000 of the Offered Shares, Gunther

Partners LLC will subscribe for and purchase from the Company in the Rights Offering a number of shares equal to 16,000,000 less the number of shares subscribed for stockholders other than Gunther Partners LLC, up to a maximum of 14,000,000 shares. The net proceeds of the Rights Offering (a minimum of $7 million less offering expenses), will be used to repay in full the notes payable to Gunther Partners LLC ($4.5 million)and the Stockholder and Director ($500,000), to purchase all notes payable to the Estate for a total of $500,000 and to purchase 919,568 shares of the Company's Common Stock held by the Estate for $137,935 (or $0.15 per share). The balance of the net proceeds from the Rights Offering will be used for general working capital purposes.

     To facilitate the timely purchase of the notes payable and shares held by the Estate, Gunther Partners LLC has agreed to make the purchase for the benefit of the Company on or before July 25, 2001 on the terms and conditions set forth in the preceding paragraph. Following the consummation of the Rights Offering, Gunther Partners LLC has agreed to sell to the Company all the notes payable and shares of Common Stock of the Company formerly held by the Estate for the exact amount paid therefor by Gunther Partners LLC without interest, or a total purchase price of $637,935.

     As of March 31, 2001, aggregate annual maturities of long-term debt which retroactively reflect the Recapitalization Agreement for the next five fiscal years are:

FISCAL YEAR
ENDING MARCH 31,                                               AMOUNT
----------------                                               -------
2002........................................................   $17,045
2003........................................................    17,493
2004........................................................    19,476
2005........................................................    16,146
2006........................................................     1,507

     In connection with the Recapitalization Agreement, the Company will recognize an extraordinary gain of $1.3 million on the purchase of the notes payable to the Estate. If the Recapitalization Agreement were fully implemented at March 31, 2001 and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization would be as follows:

                                                           RECAPITALIZATION
                                           AS REPORTED       ADJUSTMENTS        PRO FORMA
                                           ------------    ----------------    ------------
Long-term debt, including current
  maturities.............................  $  6,753,038       $6,676,593       $     76,445
                                           ------------       ----------       ------------
Stockholders' equity (deficit):
Common Stock.............................         4,292           14,000             18,292
Treasury Stock...........................            --         (137,935)
Additional paid-in capital...............    12,188,556        6,613,500         18,802,056
Accumulated Deficit......................   (15,447,675)       1,349,093        (14,098,582)
                                           ------------       ----------       ------------
                                             (3,254,827)       7,838,658          4,583,831
                                           ------------       ----------       ------------
Total capitalization.....................  $  3,498,211       $1,162,065       $  4,660,276
                                           ============       ==========       ============

     Management believes that the working capital provided (a minimum of approximately $1.1 million) by the Recapitalization Agreement and cash generated from operations will be sufficient to meet the Company's cash flow needs for the next year.

6.  DEFERRED INCOME TAXES:

     Significant components of the Company's deferred income tax assets (liabilities) are:

                                                               2001           2000
                                                            -----------    -----------
Equipment and leasehold improvements......................  $   (76,853)   $  (102,212)
Accrued expenses..........................................      226,116        222,301
Inventories...............................................      143,630        182,574
Allowance for doubtful accounts...........................       22,823         33,903
Research and development..................................       97,181        204,226
Net operating loss carryforwards..........................    3,995,100      4,158,792
                                                            -----------    -----------
Net total deferred income tax asset.......................    4,407,998      4,699,584
Valuation allowance.......................................   (4,407,998)    (4,699,584)
                                                            -----------    -----------
Net deferred income tax asset.............................  $        --    $        --
                                                            ===========    ===========

     At March 31, 2001, the Company has federal and state net operating loss carryforwards of $11.2 million and $3.5 million, respectively, which are scheduled to expire in varying amounts from 2002 to 2021. The Company has entered into a Recapitalization Agreement, as more fully described in Note 5, which may limit the amount of federal net operating loss carryforwards that can be utilized in any given year to approximately $100,000 until 2021. As such, the Company may be unable to utilize up to $8 million of federal net operating loss carryforwards.

7.  WARRANTS, COMMON STOCK PURCHASE OPTIONS AND CAPITAL STOCK:

     In October 1998, in connection with the Gunther Partners LLC debt, the Company granted Gunther Partners LLC a warrant to purchase up to 35% of the pro forma, fully diluted number of shares of the Company's Common Stock, determined as of the date of exercise, at any time through November 2003 at an exercise price of $1.50 a share, The Rights Offering will have no effect on the number of shares of the Company's Common Stock into which the Warrants are exercisable. In November 2000, the Company agreed to extend the expiration date of the warrant by one calendar day for each calendar day from and after April 1, 2001 that any principal or interest owed under the Stockholder and Director debt remains unpaid. In addition, at March 31, 2001, warrants were outstanding to purchase 106,666 shares of the Company's Common Stock for $4.00 a share. These warrants expire in October 2003.

     The Company has a stock option plan. The Executive Compensation/Stock Option Committee of the Board of Directors determines the prices and terms at which options may be granted. Options vest over periods ranging from three to five years and may be exercisable up to ten years from the date of grant.

     A summary of stock option activity follows:

                                               2001                          2000
                                    --------------------------    ---------------------------
                                                   WEIGHTED                       WEIGHTED
                                                   AVERAGE                        AVERAGE
                                     SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                    --------    --------------    ---------    --------------
Outstanding, beginning of year....   345,000        $ 2.13          400,000        $ 1.98
Granted...........................     9,000          1.49           45,000          2.91
Cancelled.........................   (31,500)        (5.37)        (100,000)        (1.88)
                                    --------        ------        ---------        ------
Outstanding, end of year..........   322,500        $ 1.79           45,000        $ 2.13
                                    ========        ======        =========        ======
Exercisable, end of year..........   224,333        $ 1.65          193,999        $ 2.00
                                    ========        ======        =========        ======
Weighted average fair value of
  options granted.................     $1.55                          $2.24
                                    ========                      =========

     At March 31, 2001, exercise prices ranged from $0.88 to $3.22 and the weighted average remaining contractual life was 8 years.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to recognize compensation expense under its stock option plan. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense was recognized in fiscal 2001 or 2000.

     If compensation expense for the Company's stock option plan had been determined using the fair value method under SFAS 123, "Accounting for Stock Based Compensation", the Company would have reported a net loss of $430,000 ($.10 per share) in fiscal 2001 and $825,000 ($.19 per share) in fiscal 2000. In connection therewith, the Company used the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             2001      2000
                                                            ------    ------
Risk free interest rate...................................    5.00%     5.00%
Expected dividend yield...................................    None      None
Expected lives............................................       5         5
                                                             Years     years
Expected volatility.......................................  95-160%   68-199%

     In conjunction with the Recapitalization Agreement, the Company will increase its authorized shares to 32,500,000 shares of capital stock consisting of 32,000,000 shares of Common Stock and 500,000 shares of Preferred Stock, all with a par value of $.001 a share. The Board of Directors is authorized to determine the powers, preferences, rights and restrictions of the Preferred Stock. At March 31, 2001 and 2000, there were no issued and outstanding shares of Preferred Stock. At March 31, 2001, 3,068,803 shares of the Company's Common Stock were reserved for issuance.

8.  COMMITMENTS AND CONTINGENCIES:

  Development Agreement -

     The Company has a development agreement with Connecticut Innovations, Inc. ("CII"), which requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales and provides for minimum payments of $137,500 for fiscal 2002 and $131,250 for fiscal 2003.

     If, during any quarter, the royalty computation does not exceed the minimum payment referred to above, the minimum payment would be made instead of the actual computed royalty amount. Total royalty expense was $125,000 and $106,250 for fiscal 2001 and 2000, respectively. CII has a security interest in all of the Company's patents, trademarks and other assets as collateral for the payment of the royalty obligations, but CII has agreed to subordinate its security interest (except for its security interest in patents and trademarks) in the event that the Company enters into a financing arrangement with an institutional lender. Until the transactions contemplated by the Recapitalization Agreement is effectuated, CII has subordinated its security interest in all tangible and intangible personal property to Gunther Partners LLC.

  Contingencies -

     In fiscal 1999, two purported class action lawsuits were filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities law. In February 2001, the Company reached an out-of-court settlement, agreeing to pay $215,000 towards the settlement. Of this amount, $178,500 was expensed in the first quarter of fiscal 2001 and $36,5000 was expensed in the fourth quarter of fiscal 2000. The Court approved the settlement in May 2001. Legal fees associated with the claim were expensed as incurred, net of insurance proceeds. No additional expenses are anticipated with respect to this matter.

     The Company is a party to various other legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position, operating results or cash flows.

  Other commitments -

     The Company has a royalty agreement with certain founding stockholders whereby the Company pays an amount equal to 1% of all the Company's sales (as defined). An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under this agreement terminate upon the payment of royalties aggregating $12,000,000. For fiscal 2001 and 2000, royalties expensed under this agreement were $242,000 and $204,000, respectively. Total royalties expensed under this agreement were $1,160,000 through March 31, 2001.

     The Company has an agreement related to the development and use of certain inkjet technology. This agreement requires the Company to pay royalties of 1% of inkjet sales up to a maximum of $5,000,000 through fiscal 2008. For fiscal 2001 and 2000, royalties expensed under this agreement were approximately $24,000 and $22,000, respectively. Total royalties expensed under this agreement were $46,000 through March 31, 2001.

  Leases -

     The Company leases its office and manufacturing facility under an operating lease that provides for monthly rental of $23,917 through April 2006. Under this agreement, the Company is responsible for all operating costs, real estate taxes and maintenance. The Company also leases certain office equipment under operating lease agreements. Lease expense for fiscal 2001 and 2000, was approximately $435,000 and $380,000, respectively.

     Future minimum payments for non-cancelable operating leases follow:

FISCAL YEAR
ENDING MARCH 31,                                                AMOUNT
----------------                                              ----------
2002........................................................  $  339,707
2003........................................................     323,314
2004........................................................     296,199
2005........................................................     290,244
2006........................................................     287,274
2007........................................................      23,917
                                                              ----------
                                                              $1,560,655
                                                              ==========

9.  EMPLOYEE BENEFIT PLANS:

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

10.  SIGNIFICANT CUSTOMERS AND BUSINESS CONCENTRATION:

     Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods is generally derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During fiscal 2001, sales to two customers were 31% of sales and during fiscal 2000, sales to one customer were 16% of sales. No other customers accounted for more than 10% of sales in either year.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair value of long-term debt payable to related parties as of March 31, 2001 is $5,500,000 based on the Recapitalization Agreement; its carrying value is $6,676,593. Otherwise, the carrying value of financial instruments (accounts receivable, accounts payable and debt) as of March 31, 2001 and 2000 approximates fair value. Fair value was based on cash flows and current market conditions.