Form 10KSB/A
period 2001-03-31
GUNTHER INTERNATIONAL LTD
filed 2001-07-30
CIK 913600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                AMENDMENT NO. 1

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

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average of the reported closing bid and asked prices of such stock on July 24, 2001, as reported by the OTC Bulletin Board, was $1.6 million. The number of shares of the Registrant's Common Stock outstanding as of July 24, 2001 was 4,291,769.

  DOCUMENTS INCORPORATED BY REFERENCE.  None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business.....................................    1
            General...................................................    1
            Development of the Business...............................    1
            Finishing Systems.........................................    2
            Strategy..................................................    3
            Systems...................................................    4
            Inc.jet...................................................    6
          Marketing and Sales.........................................    7
          Customers...................................................    7
          Manufacturing...............................................    8
          Installation and Customer Service...........................    8
          Research and Development....................................    9
          Competition.................................................    9
          Patents and Proprietary Rights..............................    9
          Employees...................................................   10
Item 2.   Description of Property.....................................   10
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   12
Item 6.   Management's Discussion and Analysis or Plan of Operation...   13
            Summary Financial Data....................................   13
            Results of Operations.....................................   14
            Liquidity and Capital Resources...........................   15
            Inflation.................................................   16
            Forward Looking Statements................................   16
Item 7.   Financial Statements........................................   16
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   16
                                 PART III
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   17
Item 10.  Executive Compensation......................................   19
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   21
Item 12.  Certain Relationships and Related Transactions..............   23
                                  PART IV
Item 13.  Exhibits and Reports on Form 8-K............................   26
Signatures............................................................   30
Index to Financial statements.........................................  F-1

                                       (i)

     The Registrant hereby amends its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 to amend Items 9, 10, 11 and 12 of Part III as set forth in this amendment.

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

     In connection with the Recapitalization Agreement, the Company will recognize an extraordinary gain of $1.3 million on the purchase of the notes payable to the Estate. If the Recapitalization Agreement were fully implemented at March 31, 2001 and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization would be as follows:

                                                           RECAPITALIZATION
                                           AS REPORTED       ADJUSTMENTS        PRO FORMA
                                           ------------    ----------------    ------------
Long-term debt, including current
  maturities.............................  $  6,753,038      $(6,676,593)      $     76,445
                                           ------------      -----------       ------------
Stockholders' equity (deficit):
Common Stock.............................         4,292           14,000             18,292
Treasury Stock...........................            --         (137,935)          (137,935)
Additional paid-in capital...............    12,188,556        6,613,500         18,802,056
Accumulated deficit......................   (15,447,675)       1,349,093        (14,098,582)
                                           ------------      -----------       ------------
                                             (3,254,827)       7,838,658          4,583,831
                                           ------------      -----------       ------------
Total capitalization.....................  $  3,498,211      $ 1,162,065       $  4,660,276
                                           ============      ===========       ============

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to all nominees for election as directors of the Company at the Company's Annual Meeting of Stockholders to be held on September 6, 2001, including those persons who currently serve in such capacity:

                                                                               DIRECTOR
NAME                               AGE          PRINCIPAL OCCUPATION            SINCE
----                               ---          --------------------           --------
James A. Cotter, Jr..............  61     Managing Member in a Broker-           2001
                                          Dealer
J. Kenneth Hickman...............  73     Independent Business and               1994
                                          Financial Consultant
Steven S. Kirkpatrick............  46     Vice President United States           1999
                                          Trust Company of New York
Gerald H. Newman.................  60     Private Investor                       1993
Marc I. Perkins..................  56     President and Chief Executive          1998
                                          Officer of the Company
Robert Spiegel...................  65     Private Investor                       1998
Thomas M. Steinberg..............  45     President Tisch Family Interests       1998

     JAMES COTTER, JR. Mr. Cotter has been a managing member of Capital Market Investment LLC, a broker-dealer, since June 1999. Prior to that he was a vice president of H.C. Wainwright & Co., a broker-dealer, from January 1994 until June 1999.

     J. KENNETH HICKMAN. Mr. Hickman is a certified public accountant. He has been an independent business consultant since January 1991. For twenty-seven years prior to that, he was a partner of Arthur Andersen LLP and its predecessors, with various responsibilities including managing partner of the firm's New Jersey office and director of its international business practice program. He is a trustee of Fordham University and has served as a director and officer of a number of not-for-profit organizations, primarily those concerned with international trade and foreign affairs.

     STEVEN S. KIRKPATRICK. Mr. Kirkpatrick is a Vice President of the United States Trust Company of New York, where he is the manager of the Real Estate, Closely Held Business and Oil & Gas Departments. He joined the United States Trust Company of New York in 1986. Prior to that, he was a financial analyst for Schupak & Company, a merchant banking firm specializing in private placements of debt and equity securities for the leisure and hospitality industries. Mr. Kirkpatrick is a member of the American Society of Appraisers in the discipline of Business Valuation.

     GERALD H. NEWMAN. Mr. Newman has been a private investor and consultant to various high technology companies since 1971. Following the death of Harold S. Geneen in November of 1997, he served as Chairman of the Board of Directors of the Company until Mr. Steinberg was elected to that position in October 1998.

     MARC I. PERKINS. Mr. Perkins has been the Chief Executive Officer of the Company since October 1998 and has been the President of the Company since April 12, 1999. He was Vice Chairman of the Company from October 2, 1998 until April 12, 1999. Since 1995, he has also served as a registered principal of PMK Securities and Research, Inc., a securities broker-dealer and a member of the National Association of Securities Dealers Inc. He served as the Chairman and Chief Executive Officer of Perkins Capital Advisers, Inc., a registered investment adviser, from 1992 to 1998, and the President of Crown Financial Associates, Inc., a securities broker-dealer, from 1992 to 1995. From 1987-1992, he was a Vice President and shareholder of Private Capital Management, Inc., a registered investment adviser.

     ROBERT SPIEGEL. Mr. Spiegel has been a private investor since May 1995. Prior to that, he was the Chairman and President of RJR Drug Distributors, a pharmaceutical distribution company, from May 1985 to May 1995. He also serves as a director of Hoenig Group, Inc., a NASDAQ-listed company whose subsidiaries engage in asset management and brokerage activities.

     THOMAS M. STEINBERG. Mr. Steinberg is the President of Tisch Family Interests, a position he has held since 1997. In this capacity, he manages and supervises investments for members of the Laurence A. Tisch and Preston R. Tisch families. From 1991 to 1997, he was the Managing Director of Tisch Family Interests. He is also a director of Catellus Development Corporation, a Delaware corporation engaged in investment activities which is listed on the New York Stock Exchange. Mr. Steinberg has been Chairman of the Board of the Company since October 1998.

     The current executive officers of the Company are as follows:

NAME                                    AGE          POSITIONS WITH THE COMPANY
----                                    ---          --------------------------
Marc I. Perkins.......................  56     President and Chief Executive Officer
Michael M. Vehlies....................  40     Senior Vice President, Chief Financial
                                               Officer, Treasurer and Secretary
A. Evan Haag..........................  52     Senior Vice President, Operations
Theodore J. Langevin..................  46     Senior Vice President, Design &
                                               Manufacturing
Jeremy H. Greshin.....................  42     Vice President -- Sales and Marketing
Per J. Hellsund.......................  37     President -- inc.jet, Inc.

     For the biography of Mr. Perkins, see the biography set forth above.

     MICHAEL M. VEHLIES. Mr. Vehlies has held the positions of Senior Vice President, Chief Financial Officer, Treasurer and Secretary since he rejoined the Company in October 1998. Prior to that, he was the Controller of SS&C Technologies, Inc., a computer software company, from June 1995 to October 1998. He was the Controller of Digital Graphix, Inc. from February 1995 to June 1995. He was previously a Vice President and the Chief Financial Officer of the Company from September 1992 to February 1995. He is a Certified Public Accountant and was employed by Arthur Andersen & Co. from 1988 to 1992.

     A. EVAN HAAG. Mr. Haag has held the position of Senior Vice President of Operations since he joined the Company in February 2000. Prior to that, he was Director, Strategic Supply Management of Moore Corporation (formerly) from October 1998 to February 2000 and Operations Manager of Moore Corporation's Systems Fabrication Moore Business Forms Research Venture from May 1996 to September 1998. From 1989 to 1995, he was Operations Vice President for Metscan, Incorporated, a manufacturer of remote data acquisition equipment for the natural gas industry.

     THEODORE J. LANGEVIN. Mr. Langevin has held the position of Senior Vice President -- Design and Manufacturing since May 2001. Prior to that, he had been Director of Engineering from July 1999 until May 2001 and an electrical engineer from May 1999 until July 1999. Prior to joining the Company, Mr. Langevin was the manager of software engineering at Roll Systems Inc., a manufacturer of pre- and post-processing systems for commercial laser printers, from January 1994 until May 1999.

     JEREMY H. GRESHIN.  Mr. Greshin has held the position of Vice
President -- Sales and Marketing of the Company since February 2001. Prior to that, he had been the Director of European Sales for John Frieda Professional Hair Care from March 1999 until February 2001. He had been President of Greshin International Trade, a trade consulting firm specializing in Latin America, from 1992 - 2001.

     PER J. HELLSUND. Mr. Hellsund has held the position of President of inc.jet, Inc., a wholly-owned subsidiary of the Company, since March 2001. Prior to that, he was Vice President -- Operations of the Company from September 1999 until March 2001 and Director of Engineering of the Company from 1993 to 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on its copies of forms received by it, or written representations from certain reporting persons that no Form 5 were required for those persons, the Company believes that during the fiscal year ended March 31, 2001, its executive officers, directors, and greater than 10% beneficial owners complied with all applicable filing requirements, except that Forms 5 were not timely filed for Messrs. Hickman, Steinberg, Spiegel and Newman with regard to the Directors' Equity Plan. These forms were filed in July 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following Summary Compensation Table sets forth information concerning compensation for services in all capacities to the Company or subsidiaries of the Company for the periods indicated of (i) each person who served as the chief executive officer of the Company during the fiscal year ended March 31, 2001, and (ii) the other most highly compensated executive officers of the Company whose total salary and bonus for the fiscal year ended March 31, 2001 exceeded $100,000, for services in all capacities to the Company during such fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                     ANNUAL          ---------------------
                                                COMPENSATION(1)      RESTRICTED   OPTIONS/    ALL OTHER
                                              --------------------     STOCK        SARS     COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR  SALARY($)   BONUS($)   AWARDS($)      (#)          ($)
---------------------------             ----  ---------   --------   ----------   --------   ------------
Marc I. Perkins, President              2001  $172,000       0           0              0         0
  and Chief Executive Officer(2)        2000  $167,000       0           0         30,000         0
                                        1999  $ 72,000       0           0        150,000         0
Michael M. Vehlies, Senior              2001  $110,000       0           0              0         0
  Vice President, Chief Financial       2000  $105,962       0           0                        0
  Officer, Treasurer and Secretary(2)   1999  $ 39,231       0           0         35,000         0
A. Evan Haag, Senior Vice --            2001  $110,000       0           0              0         0
  President, Operations(3)              2000  $ 14,808       0           0         10,000         0
Daniel J. Chevalier, Vice --            2001  $122,283       0           0              0         0
  President, Sales and Marketing(4)     2000  $122,025       0           0          7,500         0
                                        1999  $130,223       0           0         20,000         0

---------------
(1) Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total of base salary and annual bonus for each of the Named Executive Officers.

(2) Mr. Perkins and Mr. Vehlies joined the Company in October 1998.

(3) Mr. Haag joined the Company in February 2000.

(4) Mr. Chevalier terminated employment in December 2000. Salary includes severance of $6,538.

     Option Exercises and Fiscal Year-End Values. The following table sets forth certain information with respect to option exercises in fiscal year 2001 by the individuals listed and unexercised options to purchase the Company's Common Stock held by the individuals listed.

    AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                OPTIONS/SAR AT                 OPTIONS/SARS
                                SHARES                             FY-END(#)                  AT FY-END($)(1)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   -----------   -----------   -------------   -----------   -------------
Marc I. Perkins.............       0             0          160,000        20,000            0              0
Michael M. Vehlies..........       0             0           23,333        11,667            0              0
A. Evan Haag................       0             0            2,000         8,000            0              0
Daniel J. Chevalier.........       0             0                0             0            0              0

---------------
(1) Represents the difference between the fair market value of the Common Stock on March 31, 2001 and the exercise price.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Mr. Vehlies, pursuant to which he is employed as the Chief Financial Officer of the Company at an initial base salary of $100,000 per annum. The employment agreement may be terminated by either party, with or without cause, on ninety days' prior written notice. The employment agreement may be terminated immediately by the Company for "cause" and by Mr. Vehlies for "good reason," as those terms are defined in the employment agreement. In the event that the employment agreement is terminated by the Company for "cause," Mr. Vehlies will not be entitled to any additional compensation. In the event that the employment agreement is terminated by Mr. Vehlies for "good reason," the Company generally must pay Mr. Vehlies his base salary for the remainder of the calendar month during which the termination is effective and for six consecutive calendar months thereafter.

STOCK OPTION PLAN

     In December 1993, the Company adopted the Gunther International, Ltd. 1993 Stock Option Plan (the "Stock Option Plan"), which authorizes the Executive Compensation/Stock Option Committee of the Board of Directors to grant to key employees and directors of the Company and subsidiaries of the Company incentive or non-qualified stock options. The Stock Option Plan also authorized the grant of non-qualified stock options to certain then-current key employees of the Company who were designated as "founders" of the Company. These options expired unexercised in December 1999. Currently, options to purchase up to 310,000 shares of Common Stock may be granted under the Stock Option Plan. The Executive Compensation/Stock Option Committee determines the prices and terms at which options may be granted. Options may be exercisable in installments over the option period, but no options may be exercised before six months or after ten years from the date of grant.

     The purpose of the Stock Option Plan is to encourage stock ownership by persons instrumental to the success of the Company, in order to give them a greater personal interest in the Company's business. The exercise price of any incentive stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding Common Stock or stock of any subsidiary or parent of the Company, in which case the exercise price of any incentive stock option may not be less than 110% of such fair market value. No option may be exercisable more than ten years after the date of grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of the Common Stock or stock of any subsidiary or parent of the Company, no more than five years from its date of grant. Payment for shares purchased upon exercise of any option may be in cash or in shares of the Company's Common Stock. Options are not transferable, except upon the death of the optionee. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately expire, and any options that are exercisable expire 30 days following termination of employment, if such termination is not the result of death or retirement, and one year following such termination if such termination was because of death or retirement under the provisions of any retirement plan that may be established by the Company, or with the consent of the Company. As of March 31, 2001, options covering an aggregate of 137,500 shares of Common Stock were outstanding under the Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of July 13, 2001, with the exception of the persons listed below and the persons listed under "Stock Ownership of Directors and Executive Officers" below, no person was known by the Company to own more than 5% of the outstanding Common Stock.

                                                                 NUMBER OF        PERCENT
                                                              SHARES(1)(2)(3)    OF CLASS
                                                              ---------------    ---------
Gunther Partners, LLC(3)....................................       919,569         21.4%
  c/o Thomas J. Tisch
  667 Madison Avenue
  New York, NY 10021
Executors of the Estate of Harold S. Geneen(4)..............     1,613,313         37.6%
  c/o United States Trust Company of New York
  114 West 47th Street
  New York, NY 10036
Four-Fourteen Partners, LLC(5)..............................     2,559,598         40.3%
  c/o Thomas J. Tisch
  667 Madison Avenue
  New York, NY 10021
Park Investment Partners, Inc.(6)...........................     1,387,489         32.3%
  c/o Gerald H. Newman
  17161 Coral Cove Way
  Boca Raton, FL 33496

---------------
(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

(2) Assumes that shares which the named person or group has a contractual right to acquire within 60 days have been acquired and are outstanding.

(3) Based on information set forth in Amendment No. 7 to Schedule 13D, filed on July 11, 2001 ("Amendment No. 7") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by Thomas J. Tisch, Robert Spiegel and Thomas M. Steinberg. Shares shown in the table include 919,569 shares purchased by Gunther Partners from the Estate of Harold S. Geneen on July 25, 2001, pursuant to the recapitalization agreement dated as of June 25, 2001 (the "Recapitalization Agreement") by and among the Company, Gunther Partners, the Estate of Harold S. Geneen (the "Estate") Park Investment Partners, Inc. and certain other stockholders (see items 1 and 6). Under the Recapitalization Agreement, Gunther Partners will resell the 919,569 shares to the Company within 30 days after the closing of the Rights Offering on the same terms and conditions that were applicable to the Estate's sale of such shares to Gunther Partners. The shares shown in the table represent the number of shares which the filing persons believed were held by persons other than the filing persons and were covered by the Voting Agreement as of the date of filing (including 105,734 shares of Common Stock issuable upon the exercise of outstanding stock purchase warrants). As noted above, the Company believes that, as of July 13, 2001, the parties to the Voting Agreement, including such filing persons, beneficially owned an aggregate of 2,255,704 shares, or 52.6% of the outstanding shares, of Common Stock. See "Certain Relationships and Related Transactions."

(4) Based on information set forth in Amendment No. 3 to Schedule 13D, filed on July 13, 2001 under the Exchange Act by June H. Geneen, Phil E. Gilbert, Jr. and the United States Trust Company of New York, as co-executors of the Estate of Harold S. Geneen, the former Chairman of the Company. The shares shown in the table include 1,387,489 shares of Common Stock held by Park Investment Partners, Inc., a Delaware corporation which is 50% owned by the Estate. Of these 1,387,489 shares, 919,569 shares were sold by the Estate to Gunther Partners on July 25, 2001 for the benefit of the Company. The shares shown in the table exclude the shares of Common Stock beneficially owned by other parties to the Voting Agreement. See note 3 above and "Certain Relationships and Related Transactions."

(5) Based on information set forth in Amendment No. 7. Accordingly, the shares shown in the table include an aggregate of 2,065,409 shares of Common Stock that may be acquired upon the exercise of the stock purchase warrants which have been distributed to Four-Fourteen Partners, LLC. The shares shown in the table exclude the shares of Common Stock beneficially owned by Gunther Partners and the shares of Common Stock beneficially owned by other parties to the Voting Agreement. See note 3 above and "Certain Relationships and Related Transactions."

(6) Based on information set forth in Amendment No. 1 to Schedule 13D, filed on July 2, 2001 under the Exchange Act by Park Investment Partners, Inc. and Gerald H. Newman. The shares shown in the table include (i) 693,744 shares to be distributed to Gerald H. Newman and (ii) 693,745 shares to be distributed to the Estate which were sold by the Estate to Gunther Partners on July 25, 2001 for the benefit of the Company. The shares shown in the table exclude the shares of Common Stock beneficially owned by the other parties to the Voting Agreement. See note 3 above and "Certain Relationships and Related Transactions."

STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table reflects shares of Common Stock beneficially owned (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) as of July 13, 2001 by each director of the Company, each of the Named Executive Officers and the current directors and executive officers of the Company as a group.

                                                                 AMOUNT OF
                                                                BENEFICIAL       PERCENTAGE OF
NAME(1)                                                       OWNERSHIP(2)(3)       SHARES
-------                                                       ---------------    -------------
James A. Cotter, Jr.(4).....................................        25,660              *
J. Kenneth Hickman(5).......................................        26,413              *
Steven S. Kirkpatrick(6)....................................             0              *
Gerald H. Newman(7).........................................     1,476,604           34.3%
Marc I. Perkins(8)..........................................       170,000            3.8%
Robert Spiegel(9)...........................................       593,270           12.5%
Thomas M. Steinberg(10).....................................        48,189              *
Michael M. Vehlies(8).......................................        23,000              *
A. Evan Haag(8).............................................         2,000              *
Daniel J. Chevalier.........................................             0              *
All Directors and Executive Officers as a group(11).........     2,371,369           47.2%

---------------
  *  Less than 1%.

 (1) The address of each of the directors and executive officers of the Company is c/o Gunther International, Ltd., One Winnenden Road, Norwich, Connecticut 06360.

 (2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

 (3) Assumes that shares which the named person or group has a contractual right to acquire within 60 days have been acquired and are outstanding.

 (4) Includes 2,660 shares credited to the account of Mr. Cotter under the Directors' Equity Plan.

 (5) Includes 16,413 shares credited to the account of Mr. Hickman under the Directors' Equity Plan.

 (6) Mr. Kirkpatrick is a Vice President of the United States Trust Company of New York, which is the beneficial owner of 1,613,313 shares of Common Stock. See note 4 to the preceding table.

 (7) Based on information set forth in Amendment No. 1 to Schedule 13D, filed on July 2, 2001 under the Exchange Act by Park Investment Partners, Inc. and Gerald H. Newman. The shares shown in the table include 1,387,489 shares beneficially owned by Park Investment Partners, Inc., a Delaware corporation which is 50% owned by Mr. Newman. See "Stock Ownership of Certain Beneficial Owners." As discussed in Note 6 to the preceding table, 693,745 of the shares owned by Park Investment Partners, Inc. were distributed pro-rata to the Estate and sold to Gunther Partners on July 25, 2001 for the benefit of the Company. Includes 16,413 shares credited to the account of Mr. Newman under the Directors' Equity Plan. The shares shown in the table exclude the shares of Common Stock beneficially owned by the other parties to the Voting Agreement. See note 3 to the preceding table and "Certain Relationships and Related Transactions."

 (8) Includes the exercisable portion of stock options exercisable within 60 days of July 13, 2001.

 (9) Based on information set forth in Amendment No. 7. Accordingly, the shares shown as beneficially owned by Mr. Spiegel include 381,306 shares of Common Stock that may be acquired pursuant to the exercise of the stock purchase warrants which have been distributed to Mr. Spiegel. The shares shown in the table also include the following: (i) 40,000 shares of Common Stock held by Mr. Spiegel's wife; (ii) 1,500 shares of Common Stock held in an IRA account maintained for the benefit of Mr. Spiegel's wife; and (iii) 15,000 shares of Common Stock and warrants to purchase 63,531 shares of Common Stock held by a trust of which Mr. Spiegel is a trustee. Mr. Spiegel disclaims beneficial ownership as to each of the shares and warrants described in (i) through (iii) in the preceding sentence. The shares shown in the table also include 16,413 shares credited to the account of Mr. Spiegel under the Directors' Equity Plan. The shares shown in the table exclude the shares of Common Stock beneficially owned by Gunther Partners and the shares of Common Stock beneficially owned by the other parties to the Voting Agreement. See note 3 to the preceding table and "Certain Relationships and Related Transactions."

(10) Based on information set forth in Amendment No. 7. Accordingly, the shares shown as beneficially owned by Mr. Steinberg represent the 31,776 shares of Common Stock that may be acquired by him pursuant to the exercise of the stock purchase warrants which have been distributed to him. The shares shown in the table also include 16,413 shares credited to the account of Mr. Steinberg under the Directors' Equity Plan.

(11) Includes an aggregate of 735,679 shares issuable upon the exercise of outstanding options, warrants or other similar rights exercisable within 60 days of July 13, 2001 and excludes any shares of Common Stock beneficially owned by the other parties to the Voting Agreement. If the shares held by other parties to the Voting Agreement are included in the calculation, the directors and executive officers of the Company would be deemed to beneficially own an aggregate of 3,091,383 shares, or approximately 61.5% of the outstanding shares, of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 2, 1998, the Company entered into a $5.7 million comprehensive financing transaction with the Bank of Boston Connecticut, N.A. (the "Bank"), the Estate of Harold S. Geneen (the "Estate") and Gunther Partners, LLC ("Gunther Partners"), the proceeds of which were utilized to restructure and replace the Company's then-existing revolving credit facility with the Bank (the "Revolving Credit Facility"), fund a full settlement with the Company's then-existing third-party service provider and provide additional working capital to fund the Company's ongoing business operations. At the time of his death on November 21, 1997, Mr. Geneen was Chairman of the Board of Directors and a significant stockholder of the Company. Gunther Partners is a Delaware limited liability company, the members of which include Robert Spiegel, Thomas
M. Steinberg and a partnership controlled by certain members of the Tisch family. See "Item 11 -- "Security Ownership of Certain Beneficial Owners and Management."

     Under the terms of the transaction, Gunther Partners loaned the Company an aggregate of $4.0 million. At the same time, the Bank reached an agreement with the Estate, pursuant to which the Estate consented to the liquidation of approximately $1.7 million of collateral which had been pledged by Mr. Geneen to secure the Company's obligations under the Revolving Credit Facility and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the Revolving Credit Facility. The balance of the indebtedness outstanding under the Revolving Credit Facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of collateral that was liquidated by the Bank. The Company's obligations to the Estate are subordinate to the Company's obligations to Gunther Partners.

     The $4 million term note (the "Term Note") issued to Gunther Partners originally provided that the principal was to be repaid commencing as of November 1, 1998 through the payment of (i) eleven monthly installments of $100,000 from November 1, 1998 and continuing to and including September 1, 1999, (ii) a single installment of $400,000 due on October 1, 1999, and (iii) a single installment of $2,500,000 due on October 1, 2003. Interest was to be paid quarterly, at the rate of 8% per annum, beginning January 1, 1999 and was to continue until all principal and interest was paid in full. In September 1999, the Company and Gunther Partners agreed to modify the repayment provisions of the Term Note in light of the Company's then-current and projected cash flows.

     To induce Gunther Partners to enter into the financing transaction, the Company granted Gunther Partners a stock purchase warrant entitling Gunther Partners, at any time during the period commencing on January 1, 1999 and ending on the fifth anniversary of the transaction, to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share. On or about November 17, 1998, Gunther Partners distributed all of its rights under the warrant to its members in proportion to their ownership interests in Gunther Partners. Thus, the warrants are now held by the members of Gunther Partners (and their transferees) in proportion to their ownership interests in Gunther Partners. As of July 13, 2001, the Company believes the warrants are exercisable for an aggregate of 2,542,042 shares of Common Stock.

     In addition, the Company, Gunther Partners, the Estate and certain shareholders (Park Investment Partners, Gerald H. Newman, Four Partners and Robert Spiegel) entered into a Voting Agreement, pursuant to which they agreed to vote all shares of Common Stock held by them in favor of (i) that number of persons nominated by Gunther Partners constituting a majority of the Board of Directors, (ii) one person nominated by the Estate and (iii) one person nominated by Park Investment Partners. As of July 13, 2001, the Company believes that the original parties to the Voting Agreement, together with any subsequent transferees (who are also subject to the Voting Agreement), hold an aggregate of approximately 2,255,704 shares, or approximately 52.6% of the outstanding shares, of Common Stock (excluding any shares of Common Stock issuable upon the exercise of options, warrants or other similar rights). The Voting Agreement will terminate upon the consummation of the Company's Rights Offering and the related repurchase transactions described in Items 1 and 6.

     The promissory note in favor of the Estate for approximately $1.7 million is to be repaid at the earlier of one year after the Company's obligations to Gunther Partners are paid in full or on October 2, 2004. Interest, at 5.44% per annum, shall accrue on principal and unpaid interest, which is added to the outstanding balance and is due at the time of principal payments. The indebtedness is secured by a second priority interest in all tangible and intangible personal property of the Company (excluding patents and trademarks) and a third priority interest in patents and trademarks. Another entity, Connecticut Innovations, Inc. ("CII"), has a first priority security interest in certain specified patents and trademarks of the Company dating back to an earlier financing transaction. The security interests of both Gunther Partners and the Estate in the Company's patents and trademarks are subordinate to the security interest of CII in this specified collateral. The security interest of the Estate is subordinate to all rights of Gunther Partners.

     Through June 30, 1999, the Company had made principal payments under the Term Note aggregating $800,000 and had paid all interest when it was due and payable (taking into account any applicable grace periods). In September 1999, the Company and Gunther Partners agreed to modify the Term Note to defer payment of the $700,000 in principal otherwise due and payable from July 1999 through October 1999 and to relend the Company the $800,000 in principal that was previously repaid, thereby restoring the aggregate principal amount of the Term Note to the original principal amount of $4.0 million. As amended, the $4 million principal amount of the Term Note is to be repaid in nine payments as follows: (a) $200,000 shall be paid on the first day of each calendar month commencing as of October 1, 2001 and continuing through April 1, 2002; (b) $100,000 shall be paid on May 1, 2002; and (c) the balance of $2,500,000 shall be paid on October 1, 2003.

     On December 16, 1999, the Company borrowed an additional $200,000 from Robert Spiegel, a director of the Company and a member of Gunther Partners, to alleviate a short-term cash-flow deficiency which the Company was experiencing. The loan was unsecured and earned interest at the rate of 8% per annum. All principal and accrued interest was repaid prior to December 31, 1999.

     On April 21, 2000, the Company borrowed an additional $150,000 from Mr. Spiegel to alleviate a subsequent cash-flow deficiency. This amount, together with interest at the rate of 8% per annum, was repaid in full on April 28, 2000.

     On April 4, 2000, the Company borrowed an additional $500,000 from Gunther Partners on an unsecured basis. The promissory note evidencing this indebtedness originally provided that the note was to be due and payable, together with interest at the rate of 8% per annum, on demand at any time after May 4, 2000. Subsequent to the execution and delivery of the original promissory note, however, Gunther Partners delivered a letter to the Company evidencing its agreement, in the event that the Company were to be unable to meet the payment obligation upon demand, to extend the payment date until such time as the Company's cash flows will permit payment, but no later than April 1, 2001. In addition, Gunther Partners agreed to lend the Company an additional $500,000 in the event the Company's cash flows, in the opinion of management and Gunther Partners, required such additional amount. On November 30, 2000, the Company borrowed $500,000 from a director, the proceeds of which were used to pay in full the Company's then-existing revolving loan agreement with a bank. The director acted on behalf of Gunther Partners to fulfill its prior commitment for additional funding, which expired on April 1, 2001.

     Prior to his death, Mr. Geneen loaned the Company $150,000 for working capital purposes. The loan is an unsecured demand loan. As of the date of this report, no portion of the loan has been repaid.

     On June 25, 2001, the Company entered into a recapitalization agreement with and among the Estate, Gunther Partners, Park Investment Partners, Inc. and two other stockholders. Messrs. Thomas Steinberg and Robert Spiegel, two of the Company's directors, are members of Gunther Partners. See the description of the Recapitalization Agreement herein at Items 1 and 6.

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

    10.38  Recapitalization Agreement, dated June 25, 2001, by and among the registrant, June H.
           Geneen, Phil E. Gilbert, Jr. and the United States Trust Company of New York, as
           Co-executors of Estate of Harold S. Geneen, late of New York, New York, Gunther
           Partners LLC, Park Investment Partners and Gerald H. Newman (filed as Exhibit 10.38 to the registrant's annual report on Form 10-KSB dated June 29, 2001 and incorporated herein by this reference).
    21.1   List of Subsidiaries (filed as Exhibit 21.1 to the registrant's annual report on Form
           10-KSB dated June 29, 2001 and incorporated herein by this reference).
    24.1   Power of Attorney pursuant to which the registrant's Annual Report on Form 10-KSB dated June 29, 2001 was executed (filed as Exhibit 24.1 to the registrant's annual report on Form 10-KSB dated June 29, 2001 and incorporated herein by this reference).

     B.  Reports on Form 8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: July 30, 2001

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

     In connection with the Recapitalization Agreement, the Company will recognize an extraordinary gain of $1.3 million on the purchase of the notes payable to the Estate. If the Recapitalization Agreement were fully implemented at March 31, 2001 and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization would be as follows:

                                                           RECAPITALIZATION
                                           AS REPORTED       ADJUSTMENTS        PRO FORMA
                                           ------------    ----------------    ------------
Long-term debt, including current
  maturities.............................  $  6,753,038      $(6,676,593)      $     76,445
                                           ------------      -----------       ------------
Stockholders' equity (deficit):
Common Stock.............................         4,292           14,000             18,292
Treasury Stock...........................            --         (137,935)          (137,935)
Additional paid-in capital...............    12,188,556        6,613,500         18,802,056
Accumulated deficit......................   (15,447,675)       1,349,093        (14,098,582)
                                           ------------      -----------       ------------
                                             (3,254,827)       7,838,658          4,583,831
                                           ------------      -----------       ------------
Total capitalization.....................  $  3,498,211      $ 1,162,065       $  4,660,276
                                           ============      ===========       ============

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

     A summary of stock option activity follows:

                                               2001                          2000
                                    --------------------------    ---------------------------
                                                   WEIGHTED                       WEIGHTED
                                                   AVERAGE                        AVERAGE
                                     SHARES     EXERCISE PRICE     SHARES      EXERCISE PRICE
                                    --------    --------------    ---------    --------------
Outstanding, beginning of year....   345,000        $ 2.13          400,000        $ 1.98
Granted...........................     9,000          1.49           45,000          2.91
Cancelled.........................   (31,500)        (5.37)        (100,000)        (1.88)
                                    --------        ------        ---------        ------
Outstanding, end of year..........   322,500        $ 1.79           45,000        $ 2.13
                                    ========        ======        =========        ======
Exercisable, end of year..........   219,733        $ 1.65          193,999        $ 2.00
                                    ========        ======        =========        ======
Weighted average fair value of
  options granted.................     $1.79                          $2.24
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