Form 10-Q
period 2001-06-30
GUNTHER INTERNATIONAL LTD
filed 2001-08-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2001

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

                      YES   X                     NO
                           ---                       ---

The number of shares of the Registrant's Common stock outstanding as of July 31, 2001 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                      YES   X                     NO
                           ---                       ---

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                                     Page
                                                                                     ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.        Financial Statements

                      Condensed Consolidated Balance Sheets as of
                         June 30, 2001 and March 31, 2001                              3

                      Condensed Consolidated Statements of Operations
                         for the three months ended June 30, 2001 and 2000             4

                      Condensed Consolidated Statements of Cash Flows
                         for the three months ended June 30, 2001 and 2000             5

                      Notes to Condensed Consolidated Financial Statements           6-7

Item 2.        Management's Discussion and Analysis or Plan of Operation            8-10


                           PART II - OTHER INFORMATION

Item 1.               Legal Proceedings                                               11

Item 6.        Exhibits and Reports on Form 8-K                                       11

Signatures                                                                            12

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                           GUNTHER INTERNATIONAL, LTD
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        June 30, 2001 and March 31, 2001

                                                      June 30, 2001         March 31, 2001
                                                      -------------         --------------
 Assets
 Current Assets:
    Cash                                               $    415,753         $    759,393
    Accounts receivable, less allowance                   1,658,942            2,002,398
    Costs and estimated earnings in excess
       of billings on uncompleted contracts                 614,416              601,068
    Inventories                                           1,743,544            1,936,538
    Prepaid expenses                                        162,001              254,552
                                                       ------------         ------------
        Total current assets                              4,594,656            5,553,949
                                                       ------------         ------------

Equipment and Leasehold Improvements:
    Machinery and equipment                               1,878,892            1,811,895
    Furniture and fixtures                                  514,944              469,737
    Leasehold improvements                                  128,377              128,377
                                                       ------------         ------------
                                                          2,522,213            2,410,009
     Accumulated depreciation and amortization           (1,146,156)          (1,006,350)
                                                       ------------         ------------
                                                          1,376,057            1,403,659
                                                       ------------         ------------
Other Assets:
    Excess of costs over fair value of net
         assets acquired, net                             2,551,429            2,551,429
    Other                                                    41,527               45,127
                                                       ------------         ------------
                                                          2,592,956            2,596,556
                                                       ------------         ------------
                                                       $  8,563,669         $  9,554,164
                                                       ============         ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Current maturities of long-term debt - other        $     17,045         $     17,045
   Accounts payable                                       1,530,004            2,440,437
   Accrued expenses                                       1,320,376            1,507,965
   Billings in excess of costs and estimated
       earnings on uncompleted contracts                    107,371              325,085
   Deferred service contract revenue                      2,711,267            1,782,466
                                                       ------------         ------------
       Total current liabilities                          5,686,063            6,072,998
                                                       ------------         ------------

Long-term debt, less current maturities:
    Related parties                                       6,740,508            6,676,593
    Other                                                    54,502               59,400
                                                       ------------         ------------
        Total long-term debt                              6,795,010            6,735,993
                                                       ------------         ------------
      Total liabilities                                  12,481,073           12,808,991
                                                       ------------         ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
Common Stock                                                  4,292                4,292
Additional paid-in capital                               12,188,556           12,188,556
Accumulated deficit                                     (16,110,252)         (15,447,675)
                                                       ------------         ------------
    Total Stockholders' Equity (Deficit)                 (3,917,404)          (3,254,827)
                                                       ------------         ------------
                                                       $  8,563,669         $  9,554,164
                                                       ============         ============


                            See accompanying notes.

                           GUNTHER INTERNATIONAL, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the quarters ended June 30, 2001 and 2000


                                                                2001               2000
                                                            -----------         -----------
Sales:

   Systems                                                  $ 2,309,052         $ 3,164,224
   Maintenance                                                2,724,705           2,422,656
                                                            -----------         -----------
        Total sales                                           5,033,757           5,586,880
                                                            -----------         -----------

Cost of sales:
   Systems                                                    1,895,836           1,928,681
   Maintenance                                                2,028,151           1,987,764
                                                            -----------         -----------
        Total cost of sales                                   3,923,987           3,916,445
                                                            -----------         -----------
Gross profit                                                  1,109,770           1,670,435
                                                            -----------         -----------

Operating expenses:
   Selling and administrative                                 1,261,308           1,069,823
   Research and development                                     353,460             327,863
                                                            -----------         -----------
       Total operating expenses                               1,614,768           1,397,686
                                                            -----------         -----------

Operating income (loss)                                        (504,998)            272,749
   Interest expense, net                                       (157,579)           (163,080)
   Litigation expense                                                --            (178,500)
                                                            -----------         -----------
Net loss                                                    $  (662,577)        $   (68,831)
                                                            ===========         ===========

Net loss per share                                          $     (0.15)        $     (0.02)
                                                            ===========         ===========

Weighted average number of common shares outstanding          4,291,769           4,291,769
                                                            ===========         ===========


                            See accompanying notes.

                                   GUNTHER INTERNATIONAL, LTD.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the quarters ended June 30, 2001 and 2000


                                                                             2001                2000
                                                                         -----------         -----------
Operating activities:
     Net loss                                                            $  (662,577)        $   (68,831)
       Adjustments to reconcile net loss to net cash provided by
          (used for) operating activities:
       Depreciation and amortization                                         143,406             163,342
       Provision for doubtful accounts                                        12,000             (22,624)
       Interest accrued on related party note payable                         63,915              60,510
       Changes in operating assets and liabilities:
          Accounts receivable                                                331,456           1,953,315
          Inventories                                                        192,994             (85,605)
          Prepaid expenses                                                    92,551              28,451
          Accounts payable                                                  (910,433)           (779,871)
          Accrued expenses                                                  (187,589)           (223,653)
          Deferred service contract revenue                                  928,801             195,528
          Billings, costs and estimated earnings on
             uncompleted contracts, net                                     (231,062)            (46,798)
                                                                         -----------         -----------
             Net cash provided by (used for) operating activities           (226,538)          1,173,764
                                                                         -----------         -----------

Investing activities:
     Acquisitions of equipment and leasehold improvements                   (112,204)           (108,020)
                                                                         -----------         -----------
            Net cash used for investing activities                          (112,204)           (108,020)
                                                                         -----------         -----------

Financing activities:
     Repayment of notes payable and long-term debt                            (4,898)           (156,560)
     Proceeds from notes payable and long-term debt                               --             650,000
                                                                         -----------         -----------
            Net cash provided by (used for) financing activities              (4,898)            493,440
                                                                         -----------         -----------
Change in cash                                                              (343,640)          1,559,184
Cash, beginning of period                                                    759,393              87,136
                                                                         -----------         -----------
Cash, end of period                                                      $   415,753         $ 1,646,320
                                                                         ===========         ===========

Supplemental Cash Flow Information:
     Cash paid for interest                                              $    95,385         $    93,828
     Cash paid for income taxes                                               16,299               1,118



                            See accompanying notes.

                           GUNTHER INTERNATIONAL, LTD.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. The condensed consolidated balance sheet as of March 31, 2001 was derived from the audited financial statements at that date.

2.       NEW ACCOUNTING POLICY:

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives.

         The Company has adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2001. Application of FAS 142 is expected to result in an increase in net income of $224,000 ($0.05 per share) per year. Had the provisions of FAS 142 been applied to the quarter ended June 30, 2000, the net loss for the Company would have been $(13,000), or ($0.00) per share.


3.       RECAPITALIZATION AGREEMENT AND LIQUIDITY:

         The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), financing arrangements with banks and other third parties and, from time to time, sales of its equity securities.

         For fiscal 2000 and 2001 and the three months ended June 30, 2001, the Company incurred net losses of $(759,000), $(284,000) and $(663,000), respectively. For fiscal year 2001, cash of $744,000 was provided by operations while in fiscal year 2000 and the three months ended June 30, 2001, cash used for operations was $1.1 million and $227,000, respectively. At June 30, 2001, the Company has a deficiency in working capital of $1.1 million and a stockholders' deficit of $3.9 million. At March 31, 2001 and June 30, 2001, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $1.3 million and $300,000, respectively, as compared to $4.2 million and $3.4 million at March 31, 2000 and June 30, 2000, respectively.

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

         In June 2001, the Company entered into a recapitalization agreement with certain creditors and stockholders (the "Recapitalization Agreement"). The Recapitalization Agreement provides that the Company will effectuate a registered public offering ("Rights Offering") of up to 16,000,000 shares of its Common Stock (the "Offered Shares") to its existing stockholders by subscription right on a pro-rata basis at a subscription price of $0.50 per share. The net proceeds of the Rights Offering (a minimum of $7 million less offering expenses), will be used to repay in full the notes payable to Gunther Partners LLC ($4.5 million), and to a stockholder and director ($500,000), to purchase all notes payable to the Estate of Harold S. Geneen (the "Estate") for a total of $500,000 (carrying value of $1.9 million at June 30, 2001) and to repurchase 919,568 shares of the Company's Common Stock held by the Estate for $137,935 (or $0.15 per share). The balance of the net proceeds from the Rights Offering will be used for general working capital purposes. The results of the Rights Offering will eliminate principal payments of $2.5 million and interest payments of $400,000 that would have been due in the next twelve months on the Company's existing debt.

         In connection with the Recapitalization Agreement the Company will recognize an extraordinary gain of $1.4 million on the purchase of the notes payable to the Estate. If the Recapitalization Agreement were fully implemented at June 30, 2001, and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization would be as follows:


                                                         Recapitalization
                                         As Reported          Adjustments           Pro Forma
                                        ------------         ------------         ------------
Long-term debt
    including current maturities        $  6,812,055         $ (6,740,508)        $     71,547
                                        ------------         ------------         ------------
Stockholders' equity (deficit):
Common Stock                                   4,292               14,000               18,292
Treasury Stock                                  --               (137,935)            (137,935)
Additional
    paid-in capital                       12,188,556            6,613,500           18,802,056
Accumulated deficit                      (16,110,252)           1,413,008          (14,697,244)
                                        ------------         ------------         ------------
                                          (3,917,404)           7,902,573            3,985,169
                                        ------------         ------------         ------------
Total capitalization                    $  2,894,651         $  1,162,065         $  4,056,716
                                        ============         ============         ============

4.   COMMITMENTS AND CONTINGENCIES:

         In fiscal 1999, two purported class action lawsuits were filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities laws. The Company reached an out-of-court settlement and contributed $215,000 to the settlement in May 2001. The Company had previously accrued the $215,000. Of this amount, $178,500 was expensed during the first quarter of fiscal 2001 and $36,500 was expensed in the fourth fiscal quarter of 2000. Legal fees associated with the claim were expensed as incurred, net of insurance proceeds. No additional expenses are anticipated with respect to this matter.

Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems, ink and ancillary products.

Systems sales for the three months ended June 30, 2001 decreased $855,000, or 27%, to $2.3 million from $3.2 million for the three months ended June 30, 2000. The greatest factor in this decrease was the 38% reduction in the sales of high speed assembly systems from $2.7 million in 2000 to $1.7 million in 2001. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and related upgrades is as follows:

                                                                  (in millions)
                                      June 30, 2001       March 31, 2001    December 31, 2000   September 30, 2000
                                      -------------       --------------    -----------------   ------------------
Backlog, beginning of period               $1.3                $3.7                $5.6                $3.4
Orders                                       .7                 1.3                  .9                 4.9
Sales                                      (1.7)               (3.7)               (2.8)               (2.7)
                                           ----                ----                ----                ----
Backlog, end of period                     $ .3                $1.3                $3.7                $5.6
                                           ====                ====                ====                ====

Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Based on the order backlog as of June 30, 2001, second quarter sales of high-speed assembly systems will be considerably lower than the first quarter revenues stated above. Through July 31, 2001, the Company received additional orders of high-speed assembly systems for $1.1 million.

Inc.jet sales for the three months ended June 30, 2001 increased to $617,000, or 37%, from $449,000 for the three months ended June 30, 2000. The increase in sales is primarily due to an increased market acceptance for the imager and an increase in ink sales to end users.

Maintenance sales increased $302,000, or 12%, to $2.7 million for the three months ended June 30, 2001 from $2.4 million for the three months ended June 30, 2000 as a result of a larger number of systems under service contract and price increases in service contracts between the periods.

Gross profit decreased by $561,000, or 34%, to $1.1 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. The gross margin as a percentage of sales of systems decreased to 18% for the three months ended June 30, 2001 from 39% for the three months ended June 30, 2000. This was primarily due to a decrease in volume of high-speed assembly systems in production during the period. Overhead costs during the period remained relatively stable while the number of systems in production decreased. In an effort not to jeopardize future production levels, certain overhead expenses were not reduced in response to the low volume of production. The gross margin on maintenance sales increased to 26% for the three months ended June 30, 2001 from 18% for the three months ended June 30, 2000. The increase in the gross margin on maintenance sales is primarily attributable to the sales increasing by 12% while overall maintenance costs increased by only 2%.

Selling and administrative expenses increased $191,000, or 18%, to $1.3 million for the three months ended June 30, 2001 from $1.1 million for the three months ended June 30, 2000. Selling and administrative expenses, as a percentage of total revenues, for the three months ended June 30, 2001 and 2000 were 25% and 19%, respectively. Effective April 1, 2001, the Company adopted new rules on accounting for goodwill and other intangible assets promulgated by the Financial Accounting Standards Board (see Footnote 2 to the accompanying consolidated condensed financial statements). Had these new rules been applied to the quarter ended June 30, 2000, selling and administrative expenses would have increased $247,000, or 24%, and would have been 18% of total revenues. These increases are primarily attributable to an increase in marketing expenses related to the inc.jet product line, personnel costs related to inc.jet sales and other increases in personnel costs related to administration. Also, during the three months ended June 30, 2000, the Company recorded reimbursements and adjustments for legal fees associated with litigation and costs associated with the building lease totaling approximately $125,000, thereby reducing expenses in that period.

Research and development expenses increased $25,000, or 8%, to $353,000 for the three months ended June 30, 2001 from $328,000 for the three months ended June 30, 2000. Research and development expenses for the three months ended June 30, 2000 were primarily attributable to the development of the new Series W system introduced at the industry trade show in October 2000. Primary research and development efforts in the current year are the completion of certain features on the Series W, documentation for the production of the Series W and development of the next line of inc.jet imagers.

Interest expense remained relatively stable during the three month periods ended June 30, 2001 and 2000. There were no material changes in the debt outstanding between the periods. See Liquidity and Capital Resources for a discussion to changes in the debt structure after June 30, 2001.

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

For fiscal 2000 and 2001 and the three months ended June 30, 2001, the Company incurred net losses of $(759,000), $(284,000) and $(663,000), respectively. For fiscal year 2001, cash of $744,000 was provided by operations while in fiscal year 2000 and the three months ended June 30, 2001, cash used for operations was $1.1 million and $227,000, respectively. At June 30, 2001, the Company has a deficiency in working capital of $1.1 million and a stockholders' deficit of $3.9 million. At March 31, 2001 and June 30, 2001, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $1.3 million and $300,000, respectively, as compared to $4.2 million and $3.4 million at March 31, 2000 and June 30, 2000, respectively.

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

In June 2001, the Company entered into a recapitalization agreement with certain creditors and stockholders (the "Recapitalization Agreement"). The Recapitalization Agreement provides that the Company will effectuate a registered public offering ("Rights Offering") of up to 16,000,000 shares of its Common Stock (the "Offered Shares") to its existing stockholders by subscription right on a pro-rata basis at a subscription price of $0.50 per share. The net proceeds of the Rights Offering (a minimum of $7 million less offering, will be used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000), to purchase all notes payable to the Estate of Harold S. Geneen (the "Estate") for a total of $500,000 (carrying value of $1.9 million at June 30, 2001) and to repurchase 919,568 shares of the Company's Common Stock held by the Estate for $137,935 (or $0.15 per share). The balance of the net proceeds from the Rights Offering will be used for general working capital purposes. The results of the Rights Offering will eliminate principal payments of $2.5 million and interest payments of $400,000 that would have been due in the next twelve months on the Company's existing debt.

In connection with the Recapitalization Agreement the Company will recognize an extraordinary gain of $1.4 million on the purchase of the notes payable to the Estate. If the Recapitalization Agreement were fully implemented at June 30, 2001, and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization would be as follows:

                                                              Recapitalization
                                          As Reported            Adjustments            Pro Forma
                                         ------------           ------------           ------------
Long-term debt,
including current maturities             $  6,812,055           $ (6,740,508)          $     71,547
                                         ------------           ------------           ------------
Stockholders' equity (deficit):
Common Stock                                    4,292                 14,000                 18,292
Treasury Stock                                   --                 (137,935)              (137,935)
Additional
   paid-in capital                         12,188,556              6,613,500             18,802,056
Accumulated deficit                       (16,110,252)             1,413,008            (14,697,244)
                                         ------------           ------------           ------------
                                           (3,917,404)             7,902,573              3,985,169
                                         ------------           ------------           ------------
Total capitalization                     $  2,894,651           $  1,162,065           $  4,056,716
                                         ============           ============           ============

On a going forward basis, management believes that the working capital provided by the Rights Offering and cash generated from operations will be sufficient to meet the Company's cash flow needs for the next twelve months. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

INFLATION

The effect of inflation on the Company has not been significant during the last two fiscal years.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; the continued availability of financing; and the ability of the Company to consummate the Rights Offering. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

                           GUNTHER INTERNATIONAL, LTD.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         As previously disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, the Company reached an out-of-court settlement with the plaintiffs in the purported class action lawsuit (the "Purported Class Action") filed against the Company and two former officers under the anti-fraud provisions of the Securities Exchange Act of 1934, as amended, and the settlement was approved by the court on May 23, 2001.

         In April 2001, prior to the entry of the final order approving the settlement of the Purported Class Action (the "Class Action Final Order"), the Company commenced separate legal proceedings against Arthur Andersen, LLP ("Andersen"), its former auditor, in the Superior Court for the Judicial District of New London, Connecticut (the "Malpractice Proceedings"). The Malpractice Proceedings seek damages sustained by the Company as a result of Andersen's failure to comply with professional standards in the conduct of certain of its audits of the Company's financial statements. In May 2001, Andersen removed the case to the United States District Court for the District of Connecticut. The Company is in the process of seeking to remand the case back to the state court of Connecticut. It is the Company's position in the Malpractice Proceedings that Andersen breached its duties to the Company by, among other things, negligently and/or intentionally misrepresenting the Company's true financial condition to the Company, its Board of Directors and its Audit Committee. Andersen vigorously denies any wrongdoing and is fully pursuing all available legal options. Among other things, Andersen has asserted that the Class Action Final Order interposes an effective bar against any recovery in the Malpractice Proceedings. On June 7, 2001, the Company filed a motion to amend the Class Action Final Order to clarify that it has no application to the Malpractice Proceedings. The court has not yet ruled on this motion. While the Company's counsel is actively pursuing the Company's claims against Andersen in the Malpractice Proceedings, the outcome of the litigation is uncertain.

Item 6.  Exhibits and Reports on Form 8-K.

         A.       Exhibits required by Item 601 of Regulation S-B:

                  10.1 Building lease between the Company and UNC Incorporated, dated May 1, 2001

         B.       Reports on Form 8-K.

                   None.

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



         /s/ Michael M. Vehlies                         Date: August 14, 2001
         ----------------------
          Michael M. Vehlies
          Chief Financial Officer and Treasurer
          (On behalf of the Registrant and as
          Principal Financial and Accounting Officer)