Form 10QSB
period 2001-09-30
GUNTHER INTERNATIONAL LTD
filed 2001-11-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2001

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

                  YES  X                NO
                      ___                  ___
The number of shares of the Registrant's Common stock outstanding as of October 31, 2001 was 4,291,769.

Transitional Small Business Disclosure Format (check one):

                  YES                   NO  X
                      ___                  ___

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                           Page
                                                                           ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
               September 30, 2001 and March 31, 2001                        3

          Condensed Consolidated Statements of Operations for
               the three and six months ended September 30, 2001 and 2000   4

          Condensed Consolidated Statements of Cash Flows for the six
               months ended September 30, 2001 and 2000                     5

          Notes to Condensed Consolidated Financial Statements              6-7

Item 2. Management's Discussion and Analysis or Plan of Operation           8-10


                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  12

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                     GUNTHER INTERNATIONAL, LTD.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30, 2001      March 31, 2001
                                                      ------------------      --------------
 Assets
 Current Assets:
    Cash                                                 $    819,651          $    759,393
     Accounts receivable, less allowance                    1,127,501             2,002,398
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                 801,922               601,068
     Inventories                                            1,781,179             1,936,538
     Prepaid expenses                                         349,107               254,552
                                                         ------------          ------------
        Total current assets                                4,879,360             5,553,949
                                                         ------------          ------------

Property and Equipment:
    Machinery and equipment                                 1,915,815             1,811,895
     Furniture and fixtures                                   520,616               469,737
     Leasehold improvements                                   129,564               128,377
                                                         ------------          ------------
                                                            2,565,995             2,410,009
 Accumulated depreciation and
      amortization                                         (1,275,675)           (1,006,350)
                                                         ------------          ------------
                                                            1,290,320             1,403,659
                                                         ------------          ------------
Other Assets:
   Excess of costs over fair value of net
       assets acquired, net                                 2,551,429             2,551,429
   Other                                                       37,927                45,127
                                                         ------------          ------------
                                                            2,589,356             2,596,556
                                                         ------------          ------------
                                                         $  8,759,036          $  9,554,164
                                                         ============          ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current maturities of long-term debt - other         $     24,462          $     17,045
    Accounts payable                                        2,576,432             2,440,437
    Accrued expenses                                        1,477,064             1,507,965
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                     634,917               325,085
    Deferred service contract revenue                       2,389,079             1,782,466
                                                         ------------          ------------
       Total current liabilities                            7,101,954             6,072,998
                                                         ------------          ------------

Long-term debt, less current maturities:
   Related parties                                          6,804,345             6,676,593
   Other                                                       67,993                59,400
                                                         ------------          ------------
      Total long-term debt                                  6,872,338             6,735,993
                                                         ------------          ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
   Common stock                                                 4,292                 4,292
   Additional paid-in capital                              12,188,556            12,188,556
   Accumulated deficit                                    (17,408,104)          (15,447,675)
                                                         ------------          ------------
       Total Stockholders' Equity (Deficit)                (5,215,256)           (3,254,827)
                                                         ------------          ------------
                                                         $  8,759,036          $  9,554,164
                                                         ============          ============


                            See accompanying notes.

                           Gunther International, Ltd.
                 Condensed Consolidated Statements of Operations

                                                                                September 30,
                                               ------------------------------------------------------------------------------
                                                   For the Three Months Ended                   For the Six Months Ended
                                               ----------------------------------          ----------------------------------
                                                   2001                  2000                  2001                  2000
                                               ------------          ------------          ------------          ------------
Sales:
   Systems                                     $  1,672,960          $  3,224,296          $  3,982,012          $  6,388,521
   Maintenance                                    2,939,387             2,513,532             5,664,091             4,936,187
                                               ------------          ------------          ------------          ------------
        Total sales                               4,612,347             5,737,828             9,646,103            11,324,708
                                               ------------          ------------          ------------          ------------

Cost of sales:
   Systems                                        1,869,971             2,422,328             3,765,807             4,351,009
   Maintenance                                    2,065,576             1,970,676             4,093,727             3,958,440
                                               ------------          ------------          ------------          ------------
        Total cost of sales                       3,935,547             4,393,004             7,859,534             8,309,448
                                               ------------          ------------          ------------          ------------
Gross profit                                        676,800             1,344,824             1,786,569             3,015,260
                                               ------------          ------------          ------------          ------------

Operating expenses:
   Selling and administrative                     1,432,405             1,216,640             2,693,712             2,286,465
   Research and development                         370,991               399,463               724,451               727,326
                                               ------------          ------------          ------------          ------------
       Total operating expenses                   1,803,396             1,616,103             3,418,163             3,013,791
                                               ------------          ------------          ------------          ------------

Operating income (loss)                          (1,126,596)             (271,279)           (1,631,594)                1,469
   Interest expense, net                           (171,255)             (157,542)             (328,835)             (320,622)
   Litigation (Note 4)                                   --                    --                    --              (178,500)
                                               ------------          ------------          ------------          ------------
Net loss                                       $ (1,297,851)         $   (428,821)         $ (1,960,429)         $   (497,653)
                                               ============          ============          ============          ============

Basic and fully diluted loss per share         $      (0.30)         $      (0.10)         $      (0.46)         $      (0.12)
                                               ============          ============          ============          ============

Weighted average number of common
     shares outstanding                           4,291,769             4,291,769             4,291,769             4,291,769
                                               ============          ============          ============          ============


                            See accompanying notes.

                           Gunther International, Ltd.
                 Condensed Consolidated Statements of Cash Flows

                                                                            Six Months Ended September 30,
                                                                              2001                 2000
                                                                           -----------          -----------
Operating activities:
      Net loss                                                             $(1,960,429)         $  (497,653)
         Adjustments to reconcile net loss to net cash
             provided by operating activities:
         Depreciation and amortization                                         289,795              333,319
         Provision for doubtful accounts                                        23,000               19,519
         Interest accrued on related party note payable                        127,752              121,020
         Loss on disposal of equipment                                          30,287                   --
         Changes in operating assets and liabilities:
            Accounts receivable                                                851,896            1,021,040
            Inventories                                                        155,359             (378,151)
            Prepaid expenses                                                   (94,555)             (26,457)
            Accounts payable                                                   135,995              (26,785)
            Accrued expenses                                                   (30,901)            (129,692)
            Deferred service contract revenue                                  606,613              115,996
            Billings, costs and estimated earnings on
               uncompleted contracts - net                                     108,979              537,520
                                                                           -----------          -----------
               Net cash provided by operating activities                       243,791            1,089,676
                                                                           -----------          -----------

Investing activities:
      Acquisitions of equipment and leasehold improvements                    (173,742)            (380,301)
                                                                           -----------          -----------
              Net cash used for investing activities                          (173,742)            (380,301)
                                                                           -----------          -----------

Financing activities:
      Repayment of notes payable and long-term debt                             (9,791)            (162,933)
      Proceeds from notes payable and long-term debt                                --              800,000
                                                                           -----------          -----------
              Net cash provided by (used for) financing activities              (9,791)             637,067
                                                                           -----------          -----------
Net increase in cash                                                            60,258            1,346,442
Cash, beginning of period                                                      759,393               87,136
                                                                           -----------          -----------
Cash, end of period                                                        $   819,651          $ 1,433,578
                                                                           ===========          ===========


Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                               $   104,891          $   211,677
      Cash paid for income taxes                                                20,713                1,118

Supplemental Disclosure of Non-Cash Investing Activities:
      Equipment acquired for notes payable and capitalized leases          $    25,801          $    70,740


                            See accompanying notes.

                           GUNTHER INTERNATIONAL, LTD.

              Notes to Condensed Consolidated Financial Statements

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

         The Company has adopted the new rules on accounting for goodwill and other intangible assets effective April 1, 2001. Application of FAS 142 is expected to result in an annual increase in net income of $224,000 ($0.05 per share). Had the provisions of FAS 142 been applied to the three and six months ended September 30, 2000, the net loss for the Company would have been $(373,000), or ($0.09) per share, and $(386,000), or ($0.09) per share, respectively.

3.       Liquidity and Recapitalization Agreement:

         The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), financing arrangements with banks and other third parties and, from time to time, sales of its equity securities.

         For fiscal 2000 and 2001 and for the six months ended September 30, 2001, the Company incurred net losses of $(759,000), $(284,000), and $(2.0)
million, respectively. For fiscal 2001 and the six months ended September 30, 2001, cash of $744,000 and $244,000, respectively, was provided by operations while in fiscal 2000, cash used for operations was $1.1 million. At September 30, 2001, the Company has a deficiency in working capital of $2.2 million and a stockholders' deficit of $5.2 million. At March 31, 2001 and September 30, 2001, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $1.3 million and $2.5 million, respectively, as compared to $4.2 million and $5.6 million at March 31, 2000 and September 30, 2000, respectively.

         Following the close of the quarter ended September 30, 2001, the Company experienced a liquidity short-fall which necessitated the borrowing of additional funds from Gunther Partners and one of its members. On October 30, the Company borrowed $50,000 from Robert Spiegel, a director and a member of Gunther Partners. This borrowing was subsequently repaid in full, together with interest at 8.5% per annum, on November 2, 2001. The Company borrowed an additional $100,000 from Gunther Partners on November 7, 2001, and depending on the cash-flow needs of the Company, additional borrowings may become necessary prior to the consummation of the Rights Offering discussed below. The Company expects that any such borrowings will be repaid in full, together with interest at the rate of 8% per annum, from the cash generated by ongoing operations or the proceeds of the Rights Offering.

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

         In June 2001, the Company entered into a recapitalization agreement with certain creditors and stockholders (the "Recapitalization Agreement"). The Recapitalization Agreement provides that the Company will effectuate a registered public offering ("Rights Offering") of up to 16,000,000 shares of its Common Stock (the "Offered Shares") to its existing stockholders by subscription right on a pro-rata basis at a subscription price of $0.50 per share. The net proceeds of the Rights Offering (a minimum of $7 million less offering expenses), will be used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000), to purchase all notes payable to the Estate of Harold S. Geneen (the "Estate") for a total of $500,000 (carrying value of $1.9 million at September 30, 2001) and to repurchase 919,568 shares of the Company's Common Stock held by the Estate for $137,935 (or $0.15 per share). The balance of the net proceeds from the Rights Offering will be used to pay past due accounts payable to our trade creditors and for general working capital and capital expenditure purposes. This will eliminate principal payments of $2.5 million and interest payments of $400,000 that would have been due in the next twelve months on the

Company's existing debt. The Rights Offering commenced on October 24, 2001 and is expected to remain open until November 21, 2001. The proceeds of the offering are expected to be available to the Company within two weeks after the offering period ends.

         In connection with the Recapitalization Agreement, the Company will recognize an extraordinary gain of $1.4 million on the purchase of the notes payable to the Estate. If the transaction contemplated by the Recapitalization Agreement were fully implemented at September 30, 2001, and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization of the Company would be as follows:

                                                            Recapitalization
                                        As Reported           Adjustments            Pro Forma
                                        ------------        ----------------        ------------
Long-term debt,
   including current maturities         $  6,896,800          $ (6,804,345)         $     92,455
                                        ------------          ------------          ------------
Stockholders' equity (deficit):
   Common Stock                                4,292                14,000                18,292
   Treasury Stock                                 --              (137,935)             (137,935)
   Additional
      paid-in capital                     12,188,556             6,666,482            18,855,038
   Accumulated deficit                   (17,408,104)            1,423,863           (15,984,421)
                                        ------------          ------------          ------------
                                          (5,215,256)            7,966,410             2,751,154
                                        ------------          ------------          ------------
Total capitalization                    $  1,681,544          $  1,162,065          $  2,843,609
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

Systems sales for the three and six months ended September 30, 2001 were $1.7 million and $4.0 million, respectively, a decrease of 48% and 38%, respectively, over the comparable periods of the prior year. The greatest factor in this decrease was the reduction in the sales of high speed assembly systems from $5.4 million in the six months of fiscal 2000 to $2.7 million in 2001. The decrease in sales is attributable to a slowdown in orders during the previous two fiscal quarters. As shown in the table below, orders for high-speed assembly systems and upgrades to previously sold systems for the three months ended September 30, 2001 were more than the total orders for the previous three quarters combined. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and upgrades is as follows:

                                                     (in millions)
                                    -----------------------------------------------------------------------------
                                    September 30, 2001    June 30, 2001       March 31, 2001    December 31, 2000
                                    ------------------    -------------       --------------    -----------------
Backlog, beginning of period               $ .3                $1.3                $3.7                $5.6
Orders                                      3.2                  .7                 1.3                  .9
Sales                                      (1.0)               (1.7)               (3.7)               (2.8)
                                           ----                ----                ----                -----
Backlog, end of period                     $2.5                $ .3                $1.3                $3.7
                                           ====                ====                ====                =====

Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. The backlog has improved over the last two quarters but remains well below the level of a year ago. Without giving effect to any additional orders that may be received after September 30, 2001, the backlog at September 30, 2001 is expected to generate system sales of approximately $2.0 during the quarter ending December 31, 2001 and an additional $0.5 during the quarter ending March 31, 2002.

Inc.jet sales for the three and six months ended September 30, 2001 were $0.7 million and $1.3 million, respectively, an increase of 22% and 29%, respectively, over the comparable periods of the prior year. The increase in sales is primarily due to an increased market acceptance for the imager and an increase in ink sales to end users.

Maintenance sales for the three and six months ended September 30, 2001 were $2.9 million and $5.7 million, respectively, an increase of 17% and 15% over the comparable periods of the prior year. The increase is primarily attributable to a larger number of systems under service contract from shipments during the year and an increase in service coverage for several clients.

Gross profit for the three and six months ended September 30, 2001 was $0.7 million and $1.8 million, respectively, a decrease of 50% and 41% over the comparable periods of the prior year. The gross margin as a percentage of system sales decreased to (12)% for the quarter ended September 30, 2001 from 25% for the quarter ended September 30, 2000. The gross margin as a percentage of system sales decreased to 5% for the six months ended September 30, 2001 from 32% for the six months ended September 30, 2000. This was primarily due to a decrease in volume of high-speed assembly systems in production during the period. Overhead costs during the period remained relatively stable while the number of systems in production decreased. In an effort not to jeopardize future production levels, certain overhead expenses were not reduced in response to the low volume of production. The gross margin on maintenance sales increased to 30% and 28% for the three and six months ended September 30, 2001, respectively, from 22% and 20% for the comparable periods of the prior year. The increase in gross margin on maintenance sales is attributable to the increase in revenues described above while costs rose only 5%. Direct labor on service contracts remained relatively stable even though revenues increased.

Selling and administrative expenses for the three and six months ended September 30, 2001 were $1.4 million and $2.7 million, respectively, an increase of 18% over the comparable periods of the prior year. Selling and administrative expenses, as a percentage of total revenues, for the three and six months ended September 30, 2001 were 31% and 28%, respectively, as compared to 21% and 20% for the comparable periods of the prior year. Effective April 1,

2001, the Company adopted new rules on accounting for goodwill and other intangible assets promulgated by the Financial Accounting Standards Board (see Footnote 2 to the Condensed Consolidated Financial Statements). Had these new rules been applied to the three and six months ended September 30, 2000, selling and administrative expenses for fiscal 2001 would have increased 23% and 24%, respectively. These increases are primarily attributable to an increase in marketing expenses related to the inc.jet product line, personnel costs related to inc.jet sales, other increases in personnel costs related to administration and professional fees relating to the upgrade of the Company's business information systems. Also, during the six months ended September 30, 2000, the Company recorded reimbursements and adjustments for legal fees associated with litigation and costs associated with the building lease totaling approximately $125,000, thereby reducing expenses in that period.

Research and development expenses for the three and six months ended September 30, 2001 were $0.4 million and $0.7 million, respectively, remaining relatively stable as compared to the same periods of the prior year. Research and development expenses, as a percentage of total revenues, for the three and six months ended September 30, 2001 were 8% as compared to 7% and 6% for the comparable periods of the prior year. Research and development expenses for the three and six months ended September 30, 2000 were primarily attributable to the development of the new Series W system introduced at the industry trade show in October 2000. Primary research and development efforts in the current year are the completion of certain features on the Series W, documentation for the production of the Series W and development of the next line of inc.jet imagers.

Interest expense for the three and six month periods ended September 30, 2001 increased 9% and 3% over the comparable periods of the prior year. The increase was primarily attributable to new equipment loans. See Liquidity and Capital Resources for a discussion to changes in the debt structure after September 30, 2001.

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

For fiscal 2000 and 2001 and the six months ended September 30, 2001, the Company incurred net losses of $(759,000), $(284,000), and $(2.0) million, respectively. For fiscal 2001 and the six months ended September 30, 2001, cash of $744,000 and $244,000, respectively, was provided by operations while in fiscal 2000, cash used for operations was $1.1 million. At September 30, 2001, the Company has a deficiency in working capital of $2.2 million and a stockholders' deficit of $5.2 million. At March 31, 2001 and September 30, 2001, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $1.3 million and $2.5 million, respectively, as compared to $4.2 million and $5.6 million at March 31, 2000 and September 30, 2000, respectively.

Following the close of the quarter ended September 30, 2001, the Company experienced a liquidity short-fall which necessitated the borrowing of additional funds from Gunther Partners and one of its members. On October 30, the Company borrowed $50,000 from Robert Spiegel, a director and a member of Gunther Partners. This borrowing was subsequently repaid in full, together with interest at 8.5% per annum, on November 2, 2001. The Company borrowed an additional $100,000 from Gunther Partners on November 7, 2001, and depending on the cash-flow needs of the Company, additional borrowings may become necessary prior to the consummation of the Rights Offering discussed below. The Company expects that any such borrowings will be repaid in full, together with interest at the rate of 8% per annum, from the cash generated by ongoing operations or the proceeds of the Rights Offering.

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

In June 2001, the Company entered into a recapitalization agreement with certain creditors and stockholders (the "Recapitalization Agreement"). The Recapitalization Agreement provides that the Company will effectuate a registered public offering ("Rights Offering") of up to 16,000,000 shares of its Common Stock (the "Offered Shares") to its existing stockholders by subscription right on a pro-rata basis at a subscription price of $0.50 per share. The net proceeds of the Rights Offering (a minimum of $7 million less offering expenses), will be used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000), to purchase all notes payable to the Estate of Harold S. Geneen (the "Estate") for a total of $500,000 (carrying value of $1.9 million at September 30, 2001) and to repurchase 919,568 shares of the Company's Common Stock held by the Estate for $137,935 (or $0.15 per share). The balance of the net proceeds from the Rights Offering will be used to pay past due accounts payable to our trade creditors and for general working capital and capital expenditure purposes. This will eliminate principal payments of $2.5 million and interest payments of $400,000 that would have been due in the next twelve months on the Company's existing debt. The Rights Offering commenced on October 24, 2001 and is expected to remain open until November 21, 2001. The proceeds of the offering are expected to be available to the Company within two weeks after the offering period ends.

In connection with the Recapitalization Agreement the Company will recognize an extraordinary gain of $1.4 million on the purchase of the notes payable to the Estate. If the transactions contemplated by the Recapitalization Agreement were fully implemented at September 30, 2001, and the minimum proceeds of $6.8 million, net of expenses, were received, the pro forma capitalization of the Company would be as follows:

                                                              Recapitalization
                                         As Reported            Adjustments             Pro Forma
                                         -----------          ----------------          ---------
Long-term debt,
   including current maturities          $  6,896,800           $ (6,804,345)          $     92,455
                                         ------------           ------------           ------------
Stockholders' equity (deficit):
   Common Stock                                 4,292                 14,000                 18,292
   Treasury Stock                                  --               (137,935)              (137,935)
   Additional
      paid-in capital                      12,188,556              6,666,482             18,855,038
   Accumulated deficit                    (17,408,104)             1,423,863            (15,984,421)
                                         ------------           ------------           ------------
                                           (5,215,256)             7,966,410              2,751,154
                                         ------------           ------------           ------------
Total capitalization                     $  1,681,544           $  1,162,065           $  2,843,609
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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: general economic conditions and growth rates in the finishing and related industries; competitive factors and pricing pressures; changes in the Company's product mix; technological obsolescence of existing products and the timely development and acceptance of new products; inventory risks due to shifts in market demands; component constraints and shortages; the ramp-up and expansion of manufacturing capacity; the continued availability of financing and the ability of the Company to consummate the Rights Offering. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

                           GUNTHER INTERNATIONAL, LTD.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         A. The 2001 Annual Meeting of Shareholders was held on September 6, 2001 at the Company's corporate office in Norwich, Connecticut.

         B. The following individuals were elected as directors at the Annual Meeting:

                                                Votes For     Votes Withheld
                  1. James A. Cotter, Jr.       3,706,763          3,050
                  2. J. Kenneth Hickman         3,706,063          3,750
                  3. Steven S. Kirkpatrick      3,706,063          3,750
                  4. Gerald H. Newman           3,674,080         35,733
                  5. Marc I. Perkins            3,706,763          3,050
                  6. Robert Spiegel             3,706,763          3,050
                  7. Thomas M. Steinberg        3,706,763          3,050

         C. Amendments to the Corporation's Restated Certificate of Incorporation to (1) increase the authorized number of shares of common stock from 16,000,000 to 32,000,000 and (2) to delete authorization for the Company's Class B Common Stock and Series B Common Stock and Series B Preferred Stock were ratified by a vote of 2,397,560 for, 79,233 against and 2,681 abstentions.

Item 6.  Exhibits and Reports on Form 8-K.

         A.       Exhibits required by Item 601 of Regulation S-B:

                  3.1 Restated Certificate of Incorporation of the Registrant, dated as of December 29, 1993.

                  3.2 Certificate of Amendment to the Registrant's Restated Certificate of Incorporation dated as of October 22, 2001.

         B.       Reports on Form 8-K.

                  On September 26, 2001, the Registrant filed a Current Report on Form 8-K reporting two recent events. On September 25, 2001, the Registrant received a forbearance letter from Gunther Partners, LLC deferring payments of principal and interest under certain debt securities. On September 25, 2001, the United States Securities and Exchange Commission accepted an Offer of Settlement submitted by the Registrant in connection with an informal investigation conducted by the Division of Enforcement of the Commission with regard to the circumstances surrounding the Registrant's restatement of its fiscal year 1998 and 1997 financial statements.

                  On October 3, 2001, the Registrant filed a Current Report on Form 8-K reporting on estimated second quarter financial results.

                           GUNTHER INTERNATIONAL, LTD.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



       /s/ Michael M. Vehlies                         Date: November 14, 2001
     -------------------------------
           Michael M. Vehlies
           Chief Financial Officer and Treasurer
           (On behalf of the Registrant and as
           Principal Financial and Accounting Officer)