Form 10QSB
period 2001-12-31
GUNTHER INTERNATIONAL LTD
filed 2002-02-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended December 31, 2001

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

                   YES   X                           NO  ___

The number of shares of the Registrant's Common stock outstanding as of January 21, 2002 was 19,372,200.

Transitional Small Business Disclosure Format (check one):

                   YES  ___                          NO   X

                           GUNTHER INTERNATIONAL, LTD.

                                      Index

                                                                                        Page
                                                                                        ----
                          PART I - CONDENSED FINANCIAL INFORMATION

Item 1.     Financial Statements

                     Condensed Consolidated Balance Sheets as of
                          December 31, 2001 and March 31, 2001                           3

                     Condensed Consolidated Statements of Operations for
                          the three and nine months ended December 31, 2001 and 2000     4

                     Condensed Consolidated Statements of Cash Flows for the nine
                          months ended December 31, 2001 and 2000                        5

                     Notes to Condensed Consolidated Financial Statements               6-7

Item 2.     Management's Discussion and Analysis or Plan of Operation                   8-10


                                 PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                             11

Signatures                                                                               12

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

                           GUNTHER INTERNATIONAL, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31, 2001     March 31, 2001
                                                      -----------------     --------------
 Assets
 Current Assets:
    Cash                                                $  1,397,633         $    759,393
     Accounts receivable, less allowance                   1,169,558            2,002,398
     Costs and estimated earnings in excess
         of billings on uncompleted contracts                678,886              601,068
     Inventories                                           1,513,162            1,936,538
     Prepaid expenses                                        247,226              254,552
                                                        ------------         ------------
        Total current assets                               5,006,465            5,553,949
                                                        ------------         ------------

Property and Equipment:
    Machinery and equipment                                2,098,158            1,811,895
     Furniture and fixtures                                  557,471              469,737
     Leasehold improvements                                  134,812              128,377
                                                        ------------         ------------
                                                           2,790,441            2,410,009
 Accumulated depreciation and
      amortization                                        (1,426,425)          (1,006,350)
                                                        ------------         ------------
                                                           1,364,016            1,403,659
                                                        ------------         ------------
Other Assets:
   Goodwill                                                2,551,429            2,551,429
   Other                                                      34,327               45,127
                                                        ------------         ------------
                                                           2,585,756            2,596,556
                                                        ------------         ------------
                                                        $  8,956,237         $  9,554,164
                                                        ============         ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Current maturities of long-term debt - other        $     24,462         $     17,045
    Accounts payable                                       2,098,080            2,440,437
    Accrued expenses                                       1,424,853            1,507,965
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                    699,872              325,085
    Deferred service contract revenue                      1,295,195            1,782,466
                                                        ------------         ------------
       Total current liabilities                           5,542,462            6,072,998
                                                        ------------         ------------

Long-term debt, less current maturities:
   Related parties                                                --            6,676,593
   Other                                                      71,741               59,400
                                                        ------------         ------------
      Total long-term debt                                    71,741            6,735,993
                                                        ------------         ------------

Commitments and contingencies

Stockholders' Equity (Deficit):
   Common stock                                               20,292                4,292
   Treasury stock                                           (137,935)                  --
   Additional paid-in capital                             19,925,214           12,188,556
   Accumulated deficit                                   (16,465,537)         (15,447,675)
                                                        ------------         ------------
       Total Stockholders' Equity (Deficit)                3,342,034           (3,254,827)
                                                        ------------         ------------
                                                        $  8,956,237         $  9,554,164
                                                        ============         ============

                            See accompanying notes.

                     GUNTHER INTERNATIONAL, LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   December 31,
                                                              -------------------------------------------------------
                                                              For the Three Months Ended   For the Nine Months Ended
                                                              --------------------------   ---------------------------
                                                                  2001          2000            2001           2000
                                                              -----------   -----------    ------------   ------------
Sales:
   Systems                                                    $ 2,954,617   $ 3,466,202    $  6,936,629   $  9,854,723
   Maintenance                                                  2,721,967     2,580,753       8,386,058      7,516,941
                                                              -----------   -----------    ------------   ------------
        Total sales                                             5,676,584     6,046,955      15,322,687     17,371,664
                                                              -----------   -----------    ------------   ------------

Cost of sales:
   Systems                                                      2,361,310     2,497,981       6,127,117      6,848,990
   Maintenance                                                  1,897,977     2,043,150       5,991,704      6,001,590
                                                              -----------   -----------    ------------   ------------
        Total cost of sales                                     4,259,287     4,541,131      12,118,821     12,850,580
                                                              -----------   -----------    ------------   ------------
Gross profit                                                    1,417,297     1,505,824       3,203,866      4,521,084
                                                              -----------   -----------    ------------   ------------

Operating expenses:
   Selling and administrative                                   1,382,108     1,125,870       4,075,820      3,412,335
   Research and development                                       371,905       403,740       1,096,356      1,131,065
                                                              -----------   -----------    ------------   ------------
       Total operating expenses                                 1,754,013     1,529,610       5,172,176      4,543,400
                                                              -----------   -----------    ------------   ------------

Operating loss                                                   (336,716)      (23,786)     (1,968,310)       (22,316)
   Interest expense, net                                         (131,585)     (185,659)       (460,420)      (506,282)
   Litigation                                                          --            --              --       (178,500)
                                                              -----------   -----------    ------------   ------------
Loss before extraordinary item                                   (468,301)     (209,445)     (2,428,730)      (707,098)
   Extraordinary item - gain on early extinguishment of debt    1,410,868            --       1,410,868             --
                                                              -----------   -----------    ------------   ------------
Net income (loss)                                             $   942,567   $  (209,445)   $ (1,017,862)  $   (707,098)
                                                              ===========   ===========    ============   ============

Income (loss) per share:
Loss before extraordinary item                                $     (0.05)  $     (0.05)   $      (0.41)  $      (0.16)
Extraordinary item                                                   0.15            --            0.24             --
                                                              -----------   -----------    ------------   ------------
Net income (loss)                                             $      0.10   $     (0.05)   $      (0.17)  $      (0.16)
                                                              ===========   ===========    ============   ============

Weighted average number of common
     shares outstanding                                         9,318,579     4,291,769       5,967,372      4,291,769
                                                              ===========   ===========    ============   ============

                            See accompanying notes.

                           GUNTHER INTERNATIONAL, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                              2001                2000
                                                                          -----------         -----------
Operating activities:
      Net loss                                                            $(1,017,862)        $  (707,098)
        Adjustments to reconcile net loss to net cash
            provided by (used for) operating activities:
        Depreciation and amortization                                         444,145             504,523
        Provision for doubtful accounts                                        35,000              35,000
        Interest accrued on related party note payable                         42,456             200,088
        Gain on extinguishment of related party debt                       (1,410,868)                 --
        Loss on disposal of equipment                                          30,287                  --
        Changes in operating assets and liabilities:
           Accounts receivable                                                797,840           1,700,004
           Inventories                                                        423,375            (664,075)
           Prepaid expenses                                                     7,326             100,496
           Accounts payable                                                  (342,357)            330,755
           Accrued expenses                                                   (83,112)           (130,877)
           Deferred service contract revenue                                 (487,271)           (384,033)
           Billings, costs and estimated earnings on
              uncompleted contracts - net                                     296,969            (729,856)
                                                                          -----------         -----------
              Net cash provided by (used for) operating activities         (1,264,072)            254,927
                                                                          -----------         -----------

Investing activities:
      Acquisitions of equipment and leasehold improvements                   (388,157)           (553,056)
                                                                          -----------         -----------
             Net cash used for investing activities                          (388,157)           (553,056)
                                                                          -----------         -----------

Financing activities:
      Repayment of notes payable and long-term debt                        (5,624,254)           (667,919)
      Transfer to restricted cash                                                  --            (200,000)
      Proceeds from notes payable and long-term debt                          300,000           1,300,000
      Proceeds from sale of common stock                                    7,752,658                  --
      Purchase of treasury stock                                             (137,935)                 --
                                                                          -----------         -----------
             Net cash provided by financing activities                      2,290,469             432,081
                                                                          -----------         -----------
Net change in cash                                                            638,240             133,952
Cash, beginning of period                                                     759,393              87,136
                                                                          -----------         -----------
Cash, end of period                                                       $ 1,397,633         $   221,088
                                                                          ===========         ===========


Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                              $   390,959         $   317,436
      Cash paid for income taxes                                               27,028               1,118

Supplemental Disclosure of Non-Cash Investing Activities:
      Property and equipment acquired for notes payable                   $    35,831         $    70,740

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

2.   NEW ACCOUNTING POLICY:

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill is no longer amortized but rather will be reviewed for impairment at least annually. Other intangible assets continue to be amortized over their useful lives.

     The Company adopted FAS 142 effective April 1, 2001. Had the provisions of FAS 142 been applied to the three and nine months ended December 31, 2000, the net loss for the Company would have been $(154,000), or ($0.04) per share, and $(540,000), or ($0.13) per share, respectively.

3.   EXTINGUISHMENT AND LIQUIDITY:

     In November 2001, the Company consummated a Rights Offering (the "Rights Offering"), pursuant to which the Company issued 16,000,000 shares of its Common Stock to its existing stockholders by subscription right on a pro-rata basis at a price of $0.50 per share. The net proceeds of the Rights Offering were used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000) and to purchase from Gunther Partners 919,568 shares of the Company's Common Stock and $1.9 million of notes payable previously held by the Estate of Harold S. Geneen for an aggregate amount of $637,935. Gunther Partners had acquired these shares and notes payable on behalf of the Company in July 2001 for $137,935 and $500,000, respectively. In connection with these transactions, the Company recognized an extraordinary gain of $1.4 million on the extinguishment of debt. The Company is able to utilize past net operating losses to offset this income. Future net operating loss carryforwards will be subject to an annual limitation of approximately $100,000 due to the ownership change as a result of the Rights Offering. As such, the Company may be unable to utilize up to $8 million of federal net operating loss carryforwards.

     During the quarter ended December 31, 2001 and prior to the Rights Offering, the Company borrowed an additional $300,000 from Gunther Partners and one of its members. These amounts were repaid, with interest, shortly after the consummation of the Rights Offering.

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

     At December 31, 2001, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $2.3 million compared to $2.5 million at September 30, 2001 and $1.3 million at March 31, 2001.

At December 31, 2001, the Company had a deficiency in working capital of $536,000. However, the Company believes it has sufficient liquid assets at that date coupled with anticipated positive operating cash flow for the next twelve months if anticipated sales levels are achieved to enable it to meet all of its obligations in the ordinary course of business as they become due.

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

Systems sales for the three and nine months ended December 31, 2001 were $3.0 million and $6.9 million, respectively, a decrease of 15% and 30%, respectively, over the comparable periods of the prior year. The greatest factor in this decrease was the reduction in the sales of high speed assembly systems from $8.2 million for the nine months ended December 31, 2000 to $4.9 million for the nine months ended December 31, 2001. The decrease in sales is attributable to a slowdown in orders during the last quarter of fiscal 2001 and the first quarter of fiscal 2002. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and upgrades is as follows:

                                                     (in millions)
-----------------------------------------------------------------------------------------------------------
                               December 31, 2001      September 30, 2001     June 30, 2001   March 31, 2001
-----------------------------------------------------------------------------------------------------------
Backlog, beginning of period          $2.5                   $ .3                 $1.3           $3.7
Orders                                 2.0                    3.2                   .7            1.3
Sales                                 (2.2)                  (1.0)                (1.7)          (3.7)
                                      ----                   ----                 ----           ----
Backlog, end of period                $2.3                   $2.5                 $ .3           $1.3
                                      ====                   ====                 ====           ====

Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. The backlog has improved over the last two quarters but remains well below the level existing as of the end of the last fiscal year. Without giving effect to any additional orders that may be received, the backlog at December 31, 2001 is expected to generate system sales of approximately $2.0 million during the quarter ending March 31, 2002.

Inc.jet sales for the three and nine months ended December 31, 2001 were $.7 million and $2.0 million, respectively, an increase of 10% and 22%, respectively, over the comparable periods of the prior year. The increase in sales is primarily due to increased market acceptance for the imager and an increase in ink sales to end users.

Maintenance sales for the three and nine months ended December 31, 2001 were $2.7 million and $8.4 million, respectively, an increase of 5% and 12% over the comparable periods of the prior year. The increase is primarily attributable to the increased number of systems under service contract resulting from shipments made during the year and an increase in service coverage for several clients.

Gross profit for the three and nine months ended December 31, 2001 was $1.4 million and $3.2 million, respectively, a decrease of 6% and 29% over the comparable periods of the prior year. The gross margin as a percentage of system sales decreased to 20% for the quarter ended December 31, 2001 from 28% for the quarter ended December 31, 2000. The gross margin as a percentage of system sales decreased to 12% for the nine months ended December 31, 2001 from 31% for the nine months ended December 31, 2000. This was primarily due to a decrease in volume of high-speed assembly systems in production during the period. Overhead costs during the period remained relatively stable while the number of systems in production decreased. In an effort to not jeopardize future production levels, certain overhead expenses were not reduced in response to the low volume of production. The gross margin on maintenance sales increased to 30% and 29%, respectively, for the three and nine months ended December 31, 2001 from 21% and 20% for the comparable periods of the prior year. The increase in gross margin on maintenance sales is attributable to the increase in revenues described above while costs remained relatively stable. Direct labor on service contracts remained relatively stable even though revenues increased.

Selling and administrative expenses for the three and nine months ended December 31, 2001 were $1.4 million and $4.1 million, respectively, an increase of 23% and 19%, respectively, (29% and 26%, respectively, after giving effect to the change in goodwill amortization) over the comparable periods of the prior year. Selling and administrative expenses, as a percentage of total revenues, for the three and nine months ended December 31, 2001 were 24% and 27%, respectively, as compared to 19% and 20% for the comparable periods of the prior year. Selling and administrative expenses for fiscal 2001 include goodwill amortization expense of $56,000 and $168,000 for the three and nine months ended December 31, 2000. Effective April 1, 2001, the Company adopted new rules on accounting for goodwill and other intangible assets promulgated by the Financial Accounting Standards Board (see Footnote 2 to the Condensed Consolidated Financial Statements). The increases in selling and administrative expenses is primarily attributable to an increase in marketing expenses related to the inc.jet product line, personnel costs related to inc.jet sales, an increase in health insurance claims under the Company's self-insured health plan, other increases in personnel costs related to administration and professional fees relating to the upgrade of the Company's business information systems. Also, during the nine months ended December 31, 2000, the Company recorded reimbursements and adjustments for legal fees associated with litigation and costs associated with a building lease totaling approximately $125,000, thereby reducing expenses in that period.

Research and development expenses for the three and nine months ended December 31, 2001 were $0.4 million and $1.1 million, respectively, a decrease of 8% and 3%, respectively, over the comparable periods of the prior year. Research and development expenses, as a percentage of total revenues, for the three and nine months ended December 31, 2001 were 7% as compared to 7% and 6% for the comparable periods of the prior year. Research and development expenses for the three and nine months ended December 31, 2000 were primarily attributable to the development of the new Series W system introduced at the industry trade show in October 2000. Research and development efforts in the current year relate to the completion of certain features on the Series W, documentation for the production of the Series W, development of new operating software for high-speed assembly systems and development of the next line of inc.jet imagers.

Interest expense for the three and nine month periods ended December 31, 2001 decreased 29% and 9% over the comparable periods of the prior year. Upon completing the Rights Offering (See Liquidity and Capital Resources) , the Company used a portion of the net proceeds to repay all the outstanding related party debt. Interest expense on existing equipment and vehicle loans will be approximately $3,000 a quarter in future quarters.

During the three months ended December 31, 2001, the Company recognized a gain of $1.4 million on the early extinguishment of debt when it paid $500,000 to repurchase the debt originally issued to the Estate of Harold S. Geneen (the "Estate").

LIQUIDITY AND CAPITAL RESOURCES

In November 2001, the Company consummated a Rights Offering (the "Rights Offering"), pursuant to which the Company issued 16,000,000 shares of its Common Stock to its existing stockholders by subscription right on a pro-rata basis at a price of $0.50 per share. The net proceeds of the Rights Offering were used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000) and to purchase from Gunther Partners 919,568 shares of the Company's Common Stock and $1.9 million of notes payable previously held by the Estate of Harold S. Geneen for an aggregate amount of $637,935. Gunther Partners had acquired these shares and notes payable on behalf of the Company in July 2001 for $137,935 and $500,000, respectively. In connection with these transactions, the Company recognized an extraordinary gain of $1.4 million on the extinguishment of debt. The Company is able to utilize past net operating losses to offset this income. Future net operating loss carryforwards will be subject to an annual limitation of approximately $100,000 due to the ownership change as a result of the Rights Offering. As such, the Company may be unable to utilize up to $8 million of federal net operating loss carryforwards.

During the quarter ended December 31, 2001 and prior to the Rights Offering, the Company borrowed an additional $300,000 from Gunther Partners and one of its members. These amounts were repaid, with interest, shortly after the consummation of the Rights Offering.

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

At December 31, 2001, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $2.3 million compared to $2.5 million at September 30, 2001 and $1.3 million at March 31, 2001.

At December 31, 2001, the Company had a deficiency in working capital of $536,000. However, the Company believes it has sufficient liquid assets at that date coupled with anticipated positive operating cash flow for the next twelve months if anticipated sales levels are achieved to enable it to meet all of its obligations in the ordinary course of business as they become due. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

                           GUNTHER INTERNATIONAL, LTD.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        A.   Exhibits required by Item 601 of Regulation S-B:

                    10.1 Standby Purchase Agreement, dated October 24, 2001, between the registrant and Gunther Partners, LLC (filed as Exhibit 10.17 to the registrant's amendment no. 1 to its registration statement (SEC File No. 333-65956) on Form S-3 on October 3, 2001, and incorporated herein by reference).

        B.   Reports on Form 8-K.

             On November 30, 2001, the Registrant filed a Current Report on Form 8-K reporting that it had completed its previously announced rights offering to stockholders.

                           GUNTHER INTERNATIONAL, LTD.



                                   SIGNATURES


                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL, LTD.
                                  (Registrant)



                  /s/ Michael M. Vehlies                 Date: February 14, 2002
              -----------------------------
                  Michael M. Vehlies
                  Chief Financial Officer and Treasurer
                  (On behalf of the Registrant and as
                  Principal Financial and Accounting Officer)