Form 10KSB
period 2002-03-31
GUNTHER INTERNATIONAL LTD
filed 2002-06-28
CIK 913600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM                   TO
                        .

                        COMMISSION FILE NUMBER: 0-22994

                           GUNTHER INTERNATIONAL LTD.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $20.9 million.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average of the reported closing bid and asked prices of such stock on May 31, 2002, as reported by the OTC Bulletin Board, was $8.7 million. The number of shares of the Registrant's Common Stock outstanding as of June 3, 2002 was 19,372,200.

  DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business.....................................    1
            General...................................................    1
            Development of the Business...............................    1
            Finishing Systems.........................................    2
            Strategy..................................................    2
            Systems...................................................    3
            Inc.jet...................................................    5
            Marketing and Sales.......................................    6
            Customers.................................................    6
            Manufacturing.............................................    7
            Installation and Customer Service.........................    7
            Research and Development..................................    8
            Competition...............................................    8
            Patents and Proprietary Rights............................    8
            Employees.................................................    9
Item 2.   Description of Property.....................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
                                  PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....   11
Item 6.   Management's Discussion and Analysis or Plan of Operation
            Summary Financial Data....................................   12
            Results of Operations.....................................   13
            Liquidity and Capital Resources...........................   14
            Inflation.................................................   15
            Forward Looking Statements................................   15
Item 7.   Financial Statements........................................   16
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   16
                                 PART III
Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.......................................................   16
Item 10.  Executive Compensation......................................   16
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................   16
Item 12.  Certain Relationships and Related Transactions..............   16
                                  PART IV
Item 13.  Exhibits and Reports on Form 8-K............................   17
Signatures............................................................   20
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

     The Company also designs, manufactures and markets high-speed inkjet printers to original equipment manufacturers (OEM), who incorporate the printers into tabletop inserters and folders, copiers, stand alone printers and other applications. In connection with these sales, the Company sells ink to the end-users of the printers.

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

     In fiscal 1999, the Company entered into a $5.7 million comprehensive financing transaction with its then-existing senior lender (the "Bank"), the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC, the proceeds of which were utilized to restructure and replace the Company's then existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, Gunther Partners LLC loaned an aggregate of $4 million to the Company. At the same time, the Bank reached an agreement with the Estate, which had guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank.

     To induce Gunther Partners LLC to enter into the financing transaction, the Company granted Gunther partners LLC a stock purchase warrant entitling Gunther Partners LLC to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The Company's November 2001 rights offering had no effect on the number of shares of the Company's Common Stock into which the warrants are exercisable. The exercise price of the warrant is $1.50 per share. It is currently scheduled to expire on May 29, 2004.

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

     In November 2001, the Company consummated a Rights Offering (the "Rights Offering"), pursuant to which the Company issued 16,000,000 shares of its Common Stock to its existing stockholders by subscription right on a pro-rata basis at a price of $0.50 per share. The net proceeds of the Rights Offering were used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000) and to purchase from Gunther Partners LLC 919,568 shares of the Company's Common Stock and $1.9 million of notes payable previously held by the Estate of Harold S. Geneen for an aggregate payment of $637,935. Gunther Partners had acquired these shares and notes payable on behalf of the Company in July 2001 for $137,935 and $500,000, respectively. In connection with these transactions, the Company recognized an extraordinary gain of $1.4 million on the extinguishment of debt.

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

     Expanded Marketing Efforts. The Company initially relied principally on contacts within the insurance industry, particularly among large property and casualty insurers, and on the growing reputation of its products to generate sales. More recently, the Company's sales and marketing efforts have actively targeted a far broader range of applications and industries including other types of insurance companies and customers in the banking, finance and health care industries. The Company has continued to experience success in expanding into other markets including government, retail distribution, outsourcing, service bureaus, and others. The Company also continues to generate additional sales to its existing customer base. At least 50% of the Company's system sales in a given year have been to previous purchasers of the Company's systems and the

Company believes that repeat sales and upgrades of existing systems will continue to be an important source of revenue. The Company organizes user group seminars to allow customers to discuss their system requirements with each other and the Company and to collaborate on system design.

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

     The inc.jet Imager is a compact modular printer that fits in the palm of a hand (5.5" x 3.5" x 4.5") and weighs under 2 pounds. The print drivers and electronics all reside in the Imager. Commands to control the

Imager are communicated via a standard personal computer. These features are very important in that they make for a printer that lends itself to integration into a wide range of OEM products, such as small tabletop envelope-addressing machines. Although the Imager originally started as peripheral device for the Company's finishing systems, the vast majority of inc.jet's revenue stream is now derived from non-Company applications and customers (i.e., OEMs and end-user ink customers). It was decided early on that inc.jet, Inc. would be the print engine supplier, while OEMs would be responsible for building complete systems for the end user. This would allow inc.jet, Inc. to take advantage of its high-margin Imager product without the additional overhead required to service thousands of end users.

     In addition to the mail addressing market, inc.jet sells it's Imager to OEM customers in the commercial printing and packaging markets. The inc.jet Imager markets include:

     - Postage printing

     - Envelop printing and address labeling

     - Box and carton labeling

     - Printing of variable data on commercial web press applications

     - Tag printing

     - Spot color and anti-fraud marking of originals

     In addition to Imagers, inc.jet, Inc. is a reseller of the consumables (cartridges) that are manufactured for industrial printing applications by SPS. The inc.jet business model is based, in part, on creating a significant revenue stream from annuity ink sales. In theory, ink revenues should continue to increase monthly with the installed base of Imagers, eventually outpacing Imager revenue. The consumables that inc.jet sells to the commercial and industrial printing market include the following:

     - Bulk Ink Supplies (cartridges with a high capacity ink reservoir),

     - Fast-Dry-Black cartridges

     - Spot Color (red, blue, green, & yellow)

     - Versatile Black (specially formulated for coated stocks)

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

     As of March 31, 2002, the Company had a backlog of high-speed assembly systems aggregating approximately $1.9 million. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Typically, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer and machine specifications are completed, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage of completion method over the production period of the system.

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

INSTALLATION AND CUSTOMER SERVICE

     The Company's systems usually can be installed at a customer's facilities in one day. The Company typically uses a systems engineer, who plans and carries out the installation and programming of the systems. A Company employee will remain at the customer's facilities for approximately one week to monitor the initial operation of the system. As part of the installation, the Company trains one to two operators at either the Company's or the customer's facilities in the operation and maintenance of the system. The Company has monthly meetings with customers to evaluate the performance of systems. All systems are now installed with a modem and diagnostic software that enable the Company to monitor system performance from a remote location. As part of each installation, the Company includes a supply of spare parts which can be resupplied on short notice. Each system has been designed to facilitate parts replacements. The Company typically warrants each system for a period of 90 days after installation.

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

     The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 2002, revenues from customer maintenance agreements represented approximately 53% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will represent an increasing percentage of its net sales.

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

     For the fiscal years ended March 31, 2002 and 2001, the Company incurred expenses of $1.4 million and $1.6 million, respectively, for research and development activities.

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

EMPLOYEES

     At March 31, 2002, the Company had 197 (181 at March 31, 2001) full-time employees, consisting of 62 (65 at March 31, 2001) engaged in engineering, development and manufacturing, 19 (15 at March 31, 2001) in marketing and sales activities, 104 (100 at March 31, 2001) in customer services and 12 (12 at March 31, 2001) in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

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

     In April 2001, prior to the entry of the final order approving the settlement of the Purported Class Action (the "Class Action Final Order"), the Company commenced separate legal proceedings against Arthur Andersen, LLP ("Andersen"), its former auditor, in the Superior Court for the Judicial District of New London, Connecticut (the "Malpractice Proceedings"). The Malpractice Proceedings seek damages sustained by the Company as a result of Andersen's failure to comply with professional standards in the conduct of certain of its audits of the Company's financial statements. In May 2001, Andersen removed the case to the United States District Court for the District of Connecticut, but the court remanded the complaint to the state court upon the motion of the Company. The parties are awaiting formal notice from the state court that the case may proceed in that court. It is the Company's position in the Malpractice Proceedings that Andersen breached its duties to the Company by, among other things, negligently and/or intentionally misrepresenting the Company's true financial condition to the Company, its Board of Directors and its Audit Committee. Andersen vigorously denies any wrongdoing and filed a counterclaim against the Company alleging claims for fraud, negligence, breach of contract, interpleader and indemnification. In addition, Andersen has asserted that the Class Action Final Order interposes an effective bar against any recovery in the Malpractice Proceedings. On June 7, 2001, the Company filed a motion to amend the Class Action Final Order to clarify that it has no application to the Malpractice Proceedings. The court granted the Company's motion, and Andersen appealed the Court's decision. The issue is currently pending before the United States Court of Appeals (2nd Circuit). While the Company's counsel is actively pursuing the Company's claims against Andersen in the Malpractice Proceedings, the outcome of the litigation is uncertain. Although the counterclaim is in an early stage, the Company believes that it is unlikely that the counterclaim will result in any material liability against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "SORT".

     The following table sets forth the high and low bid prices of the Company's Common Stock for each quarter of fiscal 2001 and fiscal 2002, as reported by the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

                                                                BID PRICES
                                                              --------------
FISCAL QUARTER                                                HIGH      LOW
--------------                                                -----    -----
First Fiscal Quarter - 2001.................................  $2.56    $2.19
(April 1 - June 30, 2000)

Second Fiscal Quarter - 2001................................   2.63     2.25
(July 1 - September 30, 2000)

Third Fiscal Quarter - 2001.................................   2.25     0.56
(October 1 - December 31, 2000)

Fourth Fiscal Quarter - 2001................................   0.81     0.44
(January 1 - March 31, 2001)

First Fiscal Quarter - 2002.................................   1.00     0.47
(April 1 - June 30, 2001)

Second Fiscal Quarter - 2002................................   1.29     0.41
(July 1 - September 30, 2001)

Third Fiscal Quarter - 2002.................................   0.73     0.40
(October 1 - December 31, 2001)

Fourth Fiscal Quarter - 2002................................   0.63     0.46
(January 1 - March 31, 2002)

     On May 31, 2002, the high and low bid prices for the Company's Common Stock were $0.45, as reported by the OTC Bulletin Board.

     As of June 3, 2002, there were approximately 70 record owners of the Company's Common Stock. The Company believes there are approximately 570 beneficial owners of Common Stock. The Company has not paid dividends on its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

SALES OF UNREGISTERED SECURITIES

     During fiscal 2002, the Company granted certain employees stock options covering an aggregate of 282,000 shares of Common Stock at exercise prices ranging from $0.50 to $0.60 per share. The options vest ratably over a five-year period and have a maximum duration of ten years.

     During fiscal 2002, the Company also credited an aggregate of 97,550 shares of Common Stock to the accounts of six directors who were participating in the Gunther International, Ltd. Directors' Equity Plan (the "Plan"). In accordance with the terms of the Plan, each participating director is entitled to receive grants of Common Stock in lieu of a quarterly cash retainer. The number of shares which each director is entitled to receive each fiscal quarter is equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock as of the last business day of the quarter. Based upon this formula, 13,298 shares of Common Stock were credited in respect of the fiscal quarter ended June 30, 2001 (the fair market value of the Common Stock on the last business day of the quarter being $0.94 per share), 27,778 shares of Common Stock were credited in respect of the fiscal quarter ended September 30, 2001 (the fair market value of the Common Stock on the last business day of the quarter being $0.45 per share), 25,862 shares of Common Stock were credited in respect of the fiscal quarter ended December 31, 2001 (the fair market value of the Common Stock on the last business day of the quarter being $0.58 per share) and 30,612 shares of Common Stock were credited in respect of the fiscal quarter ended March 31, 2002 (the fair market value of the Common Stock on the last business day of the quarter being $0.49 per share). Each director elected to defer receipt of the shares credited to his account.

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

                                                     YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                   MARCH 31, 2002    MARCH 31, 2001    MARCH 31, 2000
                                                   --------------    --------------    --------------
Sales:
  Systems........................................   $ 9,782,263      $   14,250,642     $12,052,692
  Maintenance....................................    11,166,347          10,161,333       9,533,778
                                                    -----------      --------------     -----------
          Total sales............................    20,948,610          24,411,975      21,586,470
                                                    -----------      --------------     -----------
Cost of sales:
  Systems........................................     8,509,551           9,537,248       8,094,029
  Maintenance....................................     7,906,354           8,105,760       8,289,268
                                                    -----------      --------------     -----------
          Total cost of sales....................    16,415,905          17,643,008      16,383,297
                                                    -----------      --------------     -----------
Gross profit.....................................     4,532,705           6,768,967       5,203,173
                                                    -----------      --------------     -----------
Operating expenses:
  Selling and administrative(1)..................     5,521,234           4,555,441       4,143,774
  Research and development.......................     1,389,544           1,639,385       1,227,626
                                                    -----------      --------------     -----------
          Total operating expenses...............     6,910,778           6,194,826       5,371,400
                                                    -----------      --------------     -----------
Operating income (loss)..........................    (2,378,073)            574,141        (168,727)
Interest expense, net............................      (456,469)           (679,717)       (554,156)
Litigation expense...............................            --            (178,500)        (36,500)
                                                    -----------      --------------     -----------
Loss before extraordinary item...................    (2,834,542)           (284,076)       (758,883)
Extraordinary item - Gain on extinguishment of
  debt...........................................     1,410,868                  --              --
                                                    -----------      --------------     -----------
Net loss.........................................   $(1,423,674)     $     (284,076)    $  (758,883)
                                                    ===========      ==============     ===========
Per share:
Loss before extraordinary item...................   $     (0.30)     $        (0.07)    $    (0. 18)
Extraordinary item...............................          0.15                  --              --
                                                    -----------      --------------     -----------
Net loss.........................................   $     (0.15)     $        (0.07)    $     (0.18)
                                                    ===========      ==============     ===========

                                                         2002            2001
                                                    --------------    -----------
Current assets....................................   $ 4,739,908      $ 5,553,949
Total assets......................................     8,676,781        9,554,164
Current liabilities...............................     5,738,576        6,072,998
Long-term debt, less current maturities...........        62,078        6,735,993
Stockholders' equity (deficit)....................     2,876,127       (3,254,827)

---------------
(1) Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, the Company no longer amortizes goodwill but tests for impairment of goodwill annually. To March 31, 2002, there have been no impairment losses. Selling and administrative expenses for each of the years ended March 31, 2001 and 2000 include goodwill amortization of $223,000.

RESULTS OF OPERATIONS

     Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to revenue recognition under sales contracts for the Company's high-speed assembly equipment using the percentage of completion method, asset valuation allowances (deferred income tax assets, slow moving and obsolete inventories and accounts receivable) and accruals for product warranty expense. The Company recognizes revenues under sales contracts for its high-speed assembly equipment based on the ratio of incurred costs to total estimated costs. To the extent these estimates change, sales will be affected in the period these changes are determined. The majority of contracts for high-speed assembly equipment are completed over no more than two quarters. Therefore, changes in revenue resulting from changes in estimates will be limited to a two quarter period on any one contract. Management continuously monitors uncompleted sales contracts, performing detailed analyses of costs incurred, and estimated costs to complete, in conjunction with measuring contract performance and recognizing contract revenues. Similarly, management critically evaluates the potential realization of deferred income tax benefits as well as the likely usefulness of its inventories and the collectibility of accounts receivable. Accruals for product warranty are based primarily on recent historical performance.

  Fiscal Year ended March 31, 2002
  Compared to Fiscal Year ended March 31, 2001

     The net loss for fiscal 2002 was $(1.4) million, or $(0.15) per share, compared to $(284,000), or $(0.07) per share, for fiscal 2001. The net loss includes an extraordinary gain of $1.4 million, or $0.15 per share, resulting from the extinguishment of debt. (See Liquidity and Capital Resources for more information). Excluding the effects of the extraordinary item, the net loss for fiscal 2002 would have been $(2.8) million, or $(0.30) per share. The operating loss for fiscal 2002 was $(2.4) million, or $(0.26) per share, compared to operating income of $574,000, or $0.13 per share, for fiscal 2001.

     Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems, ink and ancillary products.

     Systems sales for fiscal 2002 decreased $4.5 million, or 31.4%, to $9.8 million from $14.3 million in fiscal 2001. The decrease was due to a decrease in high-speed assembly systems. Sales of high speed assembly systems for fiscal 2002 decreased to $6.9 million, or 41.9%, from $11.9 million in fiscal 2001. The decrease in sales is attributable to a slowdown in orders during the last two quarters of fiscal 2001 and the first quarter of fiscal 2002. A summary of orders, sales and backlog for the each of the last four fiscal quarters for the high speed assembly systems and related upgrades is as follows:

                                        MARCH 31,    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
                                          2002           2001            2001           2001
                                        ---------    ------------    -------------    --------
                                                            (IN MILLIONS)
Backlog, beginning of period..........    $ 2.3         $ 2.5            $  .3         $ 1.3
Orders................................      1.6           2.0              3.2            .7
Sales.................................     (2.0)         (2.2)            (1.0)         (1.7)
                                          -----         -----            -----         -----
Backlog, end of period................    $ 1.9         $ 2.3            $ 2.5         $  .3
                                          =====         =====            =====         =====

     Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. The backlog has improved as compared to the end of the prior year but, at March 31, 2002, it is below the levels of the prior two fiscal quarters.

     Inc.jet sales in fiscal 2002 increased to $2.9 million, or 21.6%, from $2.4 million in fiscal 2001. Inc.jet sales comprised 13.7% of total systems sales in fiscal 2002 as compared to 16.6% in fiscal 2001. The increase in sales is primarily due to an increase of 142.1% in ink sales, as the Company continues to target markets for ink sales. There was a 14.8% decline in imager sales, largely due to a decline in sales to the largest customer, which accounted for 28% of all inc.jet imagers sold during fiscal 2002. The Company expects sales to this customer to continue to decline but the Company believes it is not as reliant on one customer as it was in past years due to increased market acceptance of the imager and the increase in repeat customers in fiscal 2002 as compared to fiscal 2001.

     Maintenance sales increased $1.0 million, or 9.9%, to $11.2 million in fiscal 2002 from $10.2 million in fiscal 2001 as a result of a larger number of systems under service contract from shipments during the year, an increase in non-contract services and inflationary price increases in service contracts between the periods.

     The gross margin as a percentage of sales of systems decreased to 13.0% in fiscal 2002 as compared to 33.1% in fiscal 2001. The decrease in gross margin as a percentage of sales was primarily because of the low volume in production during the period due to the low order level. Overhead costs during the year remained at a level needed to sustain higher production levels that were anticipated. In an effort to not jeopardize future production, certain overhead costs were not reduced in response to the low volume of production. The gross margin on maintenance sales increased 58.6% in fiscal 2002 as compared to fiscal 2001. The gross margin as a percentage of maintenance sales increased to 29.2% in fiscal 2002 from 20.2% in fiscal 2001. The increase in the gross margin on maintenance sales is primarily attributable to a decrease in overall maintenance costs of 2.5% while revenues increased by 9.9%. The reduction in maintenance costs was primarily due to a decrease in service parts expense and a decrease in personnel costs.

     Selling and administrative expenses increased $966,000, or 21.2%, to $5.5 million in fiscal 2002 from $4.6 million in fiscal 2001. Selling and administrative expenses, as a percentage of total revenues, for fiscal 2002 and 2001 were 26.4% and 18.7%, respectively. Selling and administrative expenses for fiscal 2001 include goodwill amortization expense of $223,000. Effective April 1, 2001, the Company adopted new rules on accounting for goodwill and other intangible assets. (See Note 2 to the Consolidated Financial Statements.) The increase in selling and administrative expenses is primarily attributable to an increase in selling expenses associated with inc.jet sales, an increase in health insurance costs and an increase in personnel costs and marketing expenses associated with the sales of high-speed assembly systems. Further, costs related to special information systems training of $100,000 were incurred in fiscal 2002 for training completed.

     Research and development expenses decreased $250,000, or 15.2%, to $1.4 million in fiscal 2002 from $1.6 million in fiscal 2001. Research and development expenses, as a percentage of total revenues, for fiscal 2002 and 2001 were 6.6% and 6.7%, respectively. Research and development expenses in fiscal 2002 were primarily attributable to the new Series W system introduced at the industry trade show during the third fiscal quarter, documentation for the production of the Series W, development of new operating software for high-speed assembly systems and development of the next line of inc.jet imagers. Research and development expenses related to the Series W system were approximately $250,000 in fiscal 2002.

     Interest expense decreased $224,000 to $456,000 in fiscal 2002 from $680,000 in fiscal 2001. The decrease was due to substantially all of the debt being paid from the proceeds of the Rights Offering completed in November 2001. (See Liquidity and Capital Resources for more information.) Future interest expense is expected to be less than $20,000 in a year.

     The extraordinary item -- gain on extinguishment of debt of $1.4 million is derived from the purchase from Gunther Partners LLC of $1.9 million of notes payable previously held by the Estate of Harold S. Geneen for $500,000. (See Liquidity and Capital Resources for more information.)

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 2002 and 2001, the Company incurred net losses of $(1.4) million and $(284,076), respectively. For fiscal 2002, cash of $1.2 million was used for operations while in fiscal 2001 cash provided by operations was $744,304. At March 31, 2002, the Company has a deficiency in working capital of $1.0 million. At March 31, 2002, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $1.9 million as compared to $1.3 million at March 31, 2001 and $4.2 million at March 31, 2000.

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

     In November 2001, the Company consummated a rights offering (the "Rights Offering"), pursuant to which the Company issued 16,000,000 shares of its Common Stock to its existing stockholders by subscription right on a pro-rata basis at a price of $0.50 per share. The net proceeds of the Rights Offering were used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000) and to purchase for an aggregate of $637,935 from Gunther Partners LLC, 919,568 shares of the Company's Common Stock and $1.9 million of notes payable previously held by the Estate of Harold S. Geneen. Gunther Partners had acquired these shares and notes payable on behalf of the Company in July 2001 for $137,935 and $500,000, respectively. In connection with these transactions, the Company recognized an extraordinary gain of $1.4 million on the extinguishment of debt. Currently, the Company has total debt outstanding as of March 31, 2002 of less than $100,000, with principal payments due of $28,000 during the next twelve months.

     On a going forward basis management believes that the Company's operating results will improve in fiscal 2003. In any event, management believes that the Company has sufficient cash as of March 31, 2002 coupled with planned spending reductions in fiscal 2003 to meet its operating obligations without such improvement. Such spending reductions include about $250,000 less in research and development (R&D) because of the completion of the development of the Series W system, and about $100,000 less in costs related to information systems training also completed in fiscal 2002. If necessary, the Company may extend the payment of its trade obligations, which it reduced by almost $500,000 in fiscal 2002, and reduce staff beyond that resulting from normal attrition if system sales approaching that of fiscal 2001 are not achieved. Further, in fiscal 2003 the Company expects to realize proceeds of about $250,000 from the consummation of a sales of equipment included in long-term assets for which there is presently a signed contract from an existing, financially sound customer. Lastly, planned and necessary additions to equipment and leasehold improvements in fiscal 2003 are less than $100,000, a reduction of approximately $400,000 from fiscal 2002. The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2001 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2002. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by Item 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2002 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2002. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2002 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2002. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2002 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2002. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     A.  Exhibits required by Item 601 of Regulation S-B:

 3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form
       10-QSB for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).
 3.2   Certificate of Amendment to the Registrant's Restated
       Certificate of Incorporation dated as of October 22, 2001
       (filed as Exhibit 3.1 to the Company's Quarterly Report on
       Form 10-QSB for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).
 3.3 By-Laws of the Company, as amended (filed as Exhibit 3(iv) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, Commission File No.
       33-70052-B, and incorporated herein by reference).
10.1   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther, Jr. (filed as Exhibit 10(s) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.2   Royalty Agreement, dated September 3, 1992, between the
       Company and William H. Gunther III (filed as Exhibit 10(t) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.3   Royalty Agreement, dated September 3, 1992, between the
       Company and Joseph E. Lamborghini (filed as Exhibit 10(u) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.4   Royalty Agreement, dated September 3, 1992, between the
       Company and Rufus V. Smith (filed as Exhibit 10(v) to the
       Company's Registration Statement on Form SB-2, Commission
       File No. 33-70052-B, and incorporated herein by reference).
10.5   Royalty Agreement, dated September 3, 1992, between the
       Company and Christine E. Gunther (filed as Exhibit 10(w) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.6   Royalty Agreement, dated September 3, 1992, between the
       Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's Registration Statement on Form SB-2,
       Commission File No. 33-70052-B, and incorporated herein by reference).
10.7   Form of Employee Stock Option Plan and Founders Option Plan
       (filed as Exhibit 10(kkk) to the Company's Registration
       Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.8 Warrant, dated October 20, 1993, to purchase 40,000 shares of Common Stock issued to Mark Fisher (filed as Exhibit
       10(vvv) to the Company's Registration Statement on Form
       SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).
10.9   Warrant, dated January 9, 1995, to purchase 13,333 shares of
       Common Stock issued to Mark Fisher (filed as Exhibit 10.49 to the Company's Annual Report on Form 10-KSB/A dated June
       26, 1995, and incorporated herein by reference).
10.10 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Samuel Joseph Jesselson
       (filed as Exhibit 10.51 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).

10.11 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Roni Aron Jesselson
       (filed as Exhibit 10.52 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.12 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Jonathan Judah Jesselson
       (filed as Exhibit 10.53 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.13 Warrant, dated January 12, 1995, to purchase 10,000 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson
       (filed as Exhibit 10.54 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.14 Warrant, dated January 12, 1995, to purchase 13,333 shares of Common Stock issued to Michael Jesselson and Linda
       Jesselson Trustees UIT 3/27/84 FOB Maya Ariel Ruth Jesselson
       (filed as Exhibit 10.55 to the Company's Annual Report on
       Form 10-KSB/A dated June 26, 1995, and incorporated herein by reference).
10.15  Non-exclusive License Agreement between the Company and Bell
       & Howell (filed as Exhibit 10(qaii) to the Company's
       Registration Statement on Form SB-2, Commission File No.
       33-70052-B, and incorporated herein by reference).
10.16  Xerox Worldwide Printing Systems Partners Program
       Partnership Guide dated August 1990 (filed as Exhibit 10.64 to the Company's Annual Report on Form 10-KSB/A dated June
       26, 1995, and incorporated herein by reference).
10.17 Amendment and Restatement of Development Agreement made as of December 31, 1995 between the Company and CII (filed as
       Exhibit 10.2 to the Company's Quarterly Report on Form
       10-QSB dated February 12, 1996 and incorporated herein by reference).
10.18  Non-exclusive License Agreement By and Between the
       Hewlett-Packard Company and Gunther International
       Incorporated for Envelope Printing Technology dated May 6,
       1997 (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB dated July 14, 1998, and incorporated herein by reference).
10.19  Warrant Agreement, dated October 2, 1998, by and between the
       Lender and the registrant (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K dated October 7,
       1998 and incorporated herein by this reference).
10.20  Non-Qualified Stock Option Agreement, dated as of October 5,
       1998, between Marc I. Perkins and the registrant (filed as Exhibit 10.14 to the registrant's Quarterly Report on Form
       10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.21 Employment Agreement, dated as of October 7, 1998, between the registrant and Michael M. Vehlies (filed as Exhibit
       10.15 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.22  Non-Qualified Stock Option Agreement, dated as of October
       29, 1998, between Michael M. Vehlies and the registrant
       (filed as Exhibit 10.16 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).
10.23  Employment Agreement, dated October 3, 1999, between the
       Registrant and Marc I. Perkins (filed as Exhibit 10.9 to the registrant's Quarterly Report on Form 10-QSB dated February
       22, 2000, and incorporated herein by this reference).

10.24 Recapitalization Agreement, dated June 22, 2001, by and among the registrant, June H. Geneen, Phil E. Gilbert, Jr.
       and the United States Trust Company of New York, as
       Co-executors of the Estate of Harold S. Geneen, late of New
       York, New York (the "Estate"), Gunther Partners LLC, Park
       Investment Partners ("Park") and Gerald H. Newman
       ("Newman").
10.25 Building lease between the Company and UNC, Incorporated, dated May 1, 2001 (filed as Exhibit 10.1 to the Company's
       Quarterly Report on Form 10-QSB dated August 14, 2001 and incorporated herein by reference).
21.1   List of Subsidiaries of the Company.
24.1 Power of Attorney pursuant to which this Annual Report on Form 10-KSB dated June 28, 2001 was executed.

     B.  Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GUNTHER INTERNATIONAL LTD.

                                          By: /s/ MARC I. PERKINS
                                            ------------------------------------

                                             President, Chief Executive Officer
                                                and Chief Financial Officer
                                              (On Behalf of the Registrant as
                                             Principal Executive Officer and as
                                             Principal Financial and Accounting
                                                           Officer)

Date: June 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and dates indicated.

                    SIGNATURE:                          TITLE:       DATE:
                    ----------                          ------       -----
                /s/ MARC I. PERKINS                              June 28, 2002
---------------------------------------------------
               Attorney-in-Fact for:

                  Marc I. Perkins                      Director  June 28, 2002

               James A. Cotter, Jr.                    Director  June 28, 2002

                J. Kenneth Hickman                     Director  June 28, 2002

               Steven S. Kirkpatrick                   Director  June 28, 2002

                 Gerald H. Newman                      Director  June 28, 2002

                  Robert Spiegel                       Director  June 28, 2002

                Thomas M. Steinberg                    Director  June 28, 2002

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              NO.
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2

Consolidated Balance Sheets as of March 31, 2002 and 2001...  F-3

Consolidated Statements of Operations for the Years Ended
 March 31, 2002 and 2001....................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)
 for the Years Ended March 31, 2002 and 2001................  F-5

Consolidated Statements of Cash Flows for the Years Ended
 March 31, 2002 and 2001....................................  F-6

Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders of Gunther International Ltd.

     We have audited the accompanying consolidated balance sheets of Gunther International Ltd. and its subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gunther International Ltd. and its subsidiary at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                  ERNST & YOUNG LLP

Hartford, Connecticut
May 17, 2002

                           GUNTHER INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2002 AND 2001

                                                                  2002            2001
                                                              ------------    ------------
Assets
Current Assets:
  Cash......................................................  $  1,119,790    $    759,393
  Restricted cash...........................................       100,054              --
  Accounts receivable, less allowance.......................       849,059       2,002,398
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................       776,278         601,068
  Inventories...............................................     1,666,462       1,936,538
  Prepaid expenses..........................................       228,265         254,552
                                                              ------------    ------------
    Total current assets....................................     4,739,908       5,553,949
                                                              ------------    ------------
Equipment and Leasehold Improvements:
  Machinery and equipment...................................     2,230,914       1,811,895
  Furniture and fixtures....................................       505,939         469,737
  Leasehold improvements....................................       135,962         128,377
                                                              ------------    ------------
                                                                 2,872,815       2,410,009
  Accumulated depreciation and amortization.................    (1,518,098)     (1,006,350)
                                                              ------------    ------------
                                                                 1,354,717       1,403,659
                                                              ------------    ------------
Other Assets:
  Goodwill..................................................     2,551,429       2,551,429
  Other.....................................................        30,727          45,127
                                                              ------------    ------------
                                                                 2,582,156       2,596,556
                                                              ------------    ------------
                                                              $  8,676,781    $  9,554,164
                                                              ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Current maturities of long-term debt -- other.............  $     27,842    $     17,045
  Accounts payable..........................................     1,977,539       2,440,437
  Accrued expenses..........................................     1,328,462       1,507,965
  Billings in excess of costs and estimated earnings on
    uncompleted contracts...................................       515,903         325,085
  Deferred service contract revenue.........................     1,888,830       1,782,466
                                                              ------------    ------------
    Total current liabilities...............................     5,738,576       6,072,998
                                                              ------------    ------------
Long-term debt, less current maturities:
  Related parties...........................................            --       6,676,593
  Other.....................................................        62,078          59,400
                                                              ------------    ------------
         Total long-term debt...............................        62,078       6,735,993
                                                              ------------    ------------
    Total liabilities.......................................     5,800,654      12,808,991
                                                              ------------    ------------
Commitments and contingencies (Note 8)
Stockholders' Equity (Deficit):
  Preferred Stock, $.001 par value; 500,000 shares
    authorized; none issued.................................            --              --
  Common Stock, $.001 par value; 32,000,000 shares
    authorized; 20,291,769 shares issued in 2002 and
    4,291,769 shares issued in 2001, including shares held
    in treasury.............................................        20,292           4,292
  Treasury stock, at cost (919,569 shares)..................      (137,935)             --
  Additional paid-in capital................................    19,865,119      12,188,556
  Accumulated deficit.......................................   (16,871,349)    (15,447,675)
                                                              ------------    ------------
    Total Stockholders' Equity (Deficit)....................     2,876,127      (3,254,827)
                                                              ------------    ------------
                                                              $  8,676,781    $  9,554,164
                                                              ============    ============

                            See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                 2002           2001
                                                              -----------    -----------
Sales:
  Systems...................................................  $ 9,782,263    $14,250,642
  Maintenance...............................................   11,166,347     10,161,333
                                                              -----------    -----------
     Total sales............................................   20,948,610     24,411,975
                                                              -----------    -----------
Cost of sales:
  Systems...................................................    8,509,551      9,537,248
  Maintenance...............................................    7,906,354      8,105,760
                                                              -----------    -----------
     Total cost of sales....................................   16,415,905     17,643,008
                                                              -----------    -----------
       Gross profit.........................................    4,532,705      6,768,967
                                                              -----------    -----------
Operating expenses:
  Selling and administrative................................    5,521,234      4,555,441
  Research and development..................................    1,389,544      1,639,385
                                                              -----------    -----------
     Total operating expenses...............................    6,910,778      6,194,826
                                                              -----------    -----------
Operating loss..............................................   (2,378,073)       574,141
  Interest expense, net.....................................     (456,469)      (679,717)
  Litigation expense........................................           --       (178,500)
                                                              -----------    -----------
Loss before extraordinary item..............................   (2,834,542)      (284,076)
  Extraordinary item -- gain on extinguishment of debt......    1,410,868             --
                                                              -----------    -----------
Net loss....................................................  $(1,423,674)   $  (284,076)
                                                              ===========    ===========
Loss per share:
Loss before extraordinary item..............................  $     (0.30)   $     (0.07)
Extraordinary item..........................................         0.15             --
                                                              -----------    -----------
       Net loss.............................................  $     (0.15)   $     (0.07)
                                                              ===========    ===========
Weighted average number of common shares outstanding........    9,318,579      4,291,769
                                                              ===========    ===========

                            See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                     COMMON STOCK
                                   $.001 PAR VALUE         TREASURY STOCK      ADDITIONAL
                                 --------------------   --------------------     PAID-IN     ACCUMULATED
                                   SHARES     AMOUNT     SHARES     AMOUNT       CAPITAL       DEFICIT         TOTAL
                                 ----------   -------   --------   ---------   -----------   ------------   -----------
Balance, March 31, 2000........   4,291,769   $ 4,292         --   $      --   $12,188,556   $(15,163,599)  $(2,970,751)
Net loss.......................          --        --         --          --            --       (284,076)     (284,076)
                                 ----------   -------   --------   ---------   -----------   ------------   -----------
Balance, March 31, 2001........   4,291,769     4,292         --          --    12,188,556    (15,447,675)   (3,254,827)
Sale of Common Stock...........  16,000,000    16,000         --          --     7,741,033             --     7,757,033
Purchase of treasury stock.....          --        --   (919,569)   (137,935)           --             --      (137,935)
Discharge of related party
  debt.........................          --        --         --          --       (64,470)            --       (64,470)
Net loss.......................          --        --         --          --            --     (1,423,674)   (1,423,674)
                                 ----------   -------   --------   ---------   -----------   ------------   -----------
Balance, March 31, 2002........  20,291,769   $20,292   (919,569)  $(137,935)  $19,865,119   $(16,871,349)  $ 2,876,127
                                 ==========   =======   ========   =========   ===========   ============   ===========

                           GUNTHER INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                                 2002           2001
                                                              -----------    -----------
Operating activities:
  Net loss..................................................  $(1,423,674)   $  (284,076)
     Adjustments to reconcile net loss to net cash provided
      by (used for) operating activities:
     Depreciation and amortization..........................      607,380        693,043
     Provision for doubtful accounts........................       49,196         53,000
     Interest accrued on related party debt.................       42,456        265,144
     Deferred directors' compensation.......................       55,000         47,500
     Gain on extinguishment of debt.........................   (1,410,868)            --
     Loss on disposal of equipment..........................       32,787         10,248
     Changes in operating assets and liabilities:
       Accounts receivable..................................    1,104,143      1,260,385
       Inventories..........................................      270,076       (138,332)
       Prepaid expenses.....................................       26,287         26,322
       Accounts payable.....................................     (462,898)       (61,794)
       Accrued expenses.....................................     (234,503)        75,399
       Deferred service contract revenue....................      106,364        (74,508)
       Billings, costs and estimated earnings on uncompleted
        contracts -- net....................................       15,608     (1,128,026)
                                                              -----------    -----------
          Net cash provided by (used for) operating
             activities.....................................   (1,222,646)       744,305
                                                              -----------    -----------
Investing activities:
  Acquisitions of equipment and leasehold improvements......     (540,994)      (698,890)
                                                              -----------    -----------
          Net cash used for investing activities............     (540,994)      (698,890)
                                                              -----------    -----------
Financing activities:
  Repayment of notes payable and long-term debt.............   (5,695,007)      (673,158)
  Proceeds from notes payable and long-term debt............      300,000      1,300,000
  Proceeds from sale of Common Stock........................    7,757,033             --
  Purchase of treasury stock................................     (137,935)            --
  Transfer to restricted cash...............................     (100,054)            --
                                                              -----------    -----------
          Net cash provided by financing activities.........    2,124,037        626,842
                                                              -----------    -----------
Change in cash..............................................      360,397        672,257
Cash, beginning of year.....................................      759,393         87,136
                                                              -----------    -----------
Cash, end of year...........................................  $ 1,119,790    $   759,393
                                                              ===========    ===========
Supplemental Cash Flow Information:
  Cash paid for interest....................................  $   394,428    $   436,771
  Cash paid for income taxes................................       27,028         13,531
Supplemental Disclosure of Non-Cash Investing Activities:
  Property and equipment acquired for notes payable.........  $    35,831    $    70,740

                            See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001

1.  BUSINESS:

     Gunther International Ltd. and its subsidiary (the "Company") operate as a single business segment. The Company designs, develops, assembles, markets and services high speed systems that automatically assemble printed documents, fold, staple or bind the documents and insert completed documents into appropriate envelopes for mailing or other distribution. These products are dependent upon proprietary technology and require specially skilled engineers and technicians to design, enhance and produce them to meet customer needs. The Company was incorporated in Delaware in 1978 and currently operates from leased facilities located in Norwich, Connecticut.

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

  Allowance for doubtful accounts -

     The Company evaluates the collectibility of accounts receivable on an ongoing basis and makes allowances for credit losses ($83,356 at March 31, 2002 and $58,500 at March 31, 2001).

  Inventories -

     Inventories, consisting primarily of purchased parts used in the assembly and repair of the Company's products, are stated at the lower of cost, determined by the first-in, first-out method, or market.

  Equipment and leasehold improvements -

     Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets as follows: machinery and equipment -- 3 to 7 years; and furniture and fixtures -- 7 years. Amortization of leasehold improvements is computed over the useful life of the improvement or lease term, whichever is shorter. Amortization of production tooling is computed over the useful life of the product that the tooling was designed to produce. Depreciation expense was $593,000 and $455,000 for fiscal 2002 and 2001, respectively.

  Goodwill -

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is no longer amortized but is subjected to annual impairment tests. Other intangible assets with definitive useful lives will continue to be amortized over those lives. The Company does not have significant other intangible assets.

     The Company adopted FAS 142 for goodwill and other intangible assets effective April 1, 2001. To March 31, 2002, there have been no impairment losses. Had the provisions of FAS 142 been applied to the year ended March 31, 2001, the net loss for that year would have been $(61,000), or ($0.01) per share.

  Shipping and handling costs -

     Expenses associated with shipping and handling are included in cost of sales in the accompanying statements of operations.

  Research and development -

     Expenses associated with research and development activities are expensed as incurred.

  Product warranties -

     The Company provides a warranty on each high-speed system for a period of 90 days after installation. Warranty expense for fiscal 2002 and 2001, was approximately $173,000 and $297,000, respectively.

  Deferred income taxes -

     Deferred income taxes are provided on temporary differences between the financial statement and income tax basis of assets and liabilities and on net operating loss and research and development tax credit carryforwards using enacted tax rates in effect in the years in which differences are expected to reverse. A valuation allowance is recorded for the amount of deferred income tax assets for which realization is uncertain (see Note 6).

  Royalty expense -

     The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 8). Royalties due under these agreements are expensed as incurred.

  Loss per share -

     The denominators used for purposes of computing the loss per share consist of the weighted average number of common shares outstanding of 19,372,200 and 4,291,769 for fiscal 2002 and 2001, respectively. Common stock equivalents are not used when their effect is anti-dilutive. Options and warrants outstanding at March 31, 2002 and 2001 were anti-dilutive.

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

  Reclassifications -

     Certain fiscal 2001 amounts previously reported have been reclassified to conform to the fiscal 2002 presentation.

3.  INVENTORIES:

     Inventories consist of:

                                                                     2002          2001
                                                                  ----------    ----------
    Raw materials...............................................  $1,678,458    $1,820,402
    Work-in-process.............................................     366,722       374,666
                                                                  ----------    ----------
                                                                   2,045,180     2,195,068
    Valuation allowance.........................................    (378,718)     (258,530)
                                                                  ----------    ----------
                                                                  $1,666,462    $1,936,538
                                                                  ==========    ==========

4.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

     The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts:

                                                                     2002           2001
                                                                  -----------    -----------
    Costs incurred..............................................  $ 1,275,902    $ 1,831,150
    Estimated earnings..........................................      270,604        532,887
                                                                  -----------    -----------
                                                                    1,546,506      2,364,037
    Billings to date............................................   (1,286,131)    (2,088,054)
                                                                  -----------    -----------
                                                                  $   260,375    $   275,983
                                                                  ===========    ===========
    Included in the accompanying balance sheets under the
      following captions:
    Costs and estimated earnings in excess of billings on
      uncompleted contracts.....................................  $   776,278    $   601,068
    Billings in excess of costs and estimated earnings on
      uncompleted contracts.....................................     (515,903)      (325,085)
                                                                  -----------    -----------
                                                                  $   260,375    $   275,983
                                                                  ===========    ===========

5.  LONG-TERM DEBT AND RECAPITALIZATION:

     Long-term debt consists of:

                                                                2002         2001
                                                              --------    ----------
Notes payable to related parties (stockholders):
  Gunther Partners LLC, less unamortized debt discount of
     $172,500 at March 31, 2001, at an effective interest
     rate of 9.8% (Paid prior to maturity.).................  $     --    $4,327,500
  Estate of Harold S. Geneen, less unamortized debt discount of $264,097 at March 31, 2001, at an effective interest
     rate of 10.5% (Paid prior to maturity.)................        --     1,678,637
  Stockholder and Director, due and payable by November 2001
     with interest..........................................        --       500,000
  Estate of Harold S. Geneen, including accrued interest of
     $20,456, at an effective interest rate of 5.44% (Paid
     prior to maturity.)....................................        --       170,456
                                                              --------    ----------
                                                                    --     6,676,593
Other.......................................................    89,920        76,445
                                                              --------    ----------
                                                                89,920     6,753,038
Current maturities of long-term debt -- other...............   (27,842)      (17,045)
                                                              --------    ----------
                                                              $ 62,078    $6,735,993
                                                              ========    ==========

     In November 2001, the Company consummated a rights offering (the "Rights Offering"), pursuant to which the Company issued 16,000,000 shares of its Common Stock to its existing stockholders by subscription right on a pro-rata basis at $0.50 per share. The net proceeds of the Rights Offering were used to repay in full the notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000) and to purchase from Gunther Partners LLC for an aggregate of $637,935, 919,568 shares of the Company's Common Stock and $1.9 million of notes payable previously held by the Estate of Harold S. Geneen. Gunther Partners, LLC had acquired these shares and notes payable on behalf of the Company in July 2001 for $137,935 and $500,000, respectively. In connection with these transactions, the Company recognized an extraordinary gain of $1.4 million on the extinguishment of debt.

     As of March 31, 2002, aggregate annual maturities of long-term debt for the next five fiscal years are:

FISCAL YEAR
ENDING MARCH 31,                                              AMOUNT
----------------                                              -------
2003........................................................  $27,842
2004........................................................   31,266
2005........................................................   25,754
2006........................................................    3,803
2007........................................................    1,255
                                                              -------
                                                              $89,920
                                                              =======

6.  DEFERRED INCOME TAXES:

     Significant components of the Company's deferred income tax assets (liabilities) are:

                                                               2002           2001
                                                            -----------    -----------
Equipment and leasehold improvements......................  $   (69,906)   $   (76,853)
Accrued expenses..........................................      225,070        226,116
Inventories...............................................      187,581        143,630
Allowance for doubtful accounts...........................       31,653         22,823
Research and development tax credit carryforwards.........      378,914         97,181
Net operating loss carryforwards..........................      885,080      3,995,100
                                                            -----------    -----------
Net total deferred income tax asset.......................    1,616,272      4,407,998
Valuation allowance.......................................   (1,616,272)    (4,407,998)
                                                            -----------    -----------
Net deferred income tax asset.............................  $        --    $        --
                                                            ===========    ===========

     At March 31, 2002, the Company has federal and state net operating loss carryforwards of $2.5 million and $1.6 million, respectively, which are scheduled to expire in varying amounts from 2003 to 2022. The reduction in net operating loss carryforwards from the prior year is due to a limitation of $100,000 annually on the utilization of past net operating loss carryforwards. The limitation involves a change in control of the Company, resulting from the consummation of the Rights Offering. The valuation allowance at March 31, 2000 was $4.7 million.

7.  WARRANTS, COMMON STOCK PURCHASE OPTIONS AND CAPITAL STOCK:

     In connection with the October 1998 financial restructuring involving Gunther Partners LLC, the Company granted Gunther Partners LLC a warrant to purchase up to 35% of the pro forma, fully diluted number of shares of the Company's Common Stock, determined as of the date of exercise, at any time through November 2003 at an exercise price of $1.50 a share (2,190,390 shares at March 31, 2002). The Rights Offering had no effect on the number of shares of the Company's Common Stock into which the warrants are exercisable. In November 2000, the Company agreed to extend the expiration date of the warrant by one calendar day for each calendar day from and after April 1, 2001 that any principal or interest owed under the Stockholder and Director debt remains unpaid. The new expiration date is May 29, 2004. In addition, at March 31, 2002, warrants were outstanding to purchase 106,666 shares of the Company's Common Stock for $4.00 a share. These warrants expire in October 2003.

     The Company has stock option plans. The Executive Compensation/Stock Option Committee of the Board of Directors determines the prices and terms at which options may be granted. Options vest over periods ranging from three to five years and may be exercisable up to ten years from the date of grant.

     A summary of stock option activity follows:

                                                        2002                          2001
                                             --------------------------    --------------------------
                                                            WEIGHTED                      WEIGHTED
                                                            AVERAGE                       AVERAGE
                                              SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                             --------    --------------    --------    --------------
Outstanding, beginning of year.............   322,500        $ 1.79         345,000        $ 2.13
Granted....................................   282,000          0.55           9,000          1.49
Cancelled..................................   (15,500)        (1.67)        (31,500)        (5.37)
                                             --------        ------        --------        ------
Outstanding, end of year...................   589,000        $ 1.36         322,500        $ 1.79
                                             ========        ======        ========        ======
Exercisable, end of year...................   255,100        $ 1.71         224,333        $ 1.65
                                             ========        ======        ========        ======
Weighted average fair value of options
  granted..................................  $   0.43                      $   1.30
                                             ========                      ========

     At March 31, 2002, exercise prices ranged from $0.50 to $3.22 and the weighted average remaining contractual life was 6 years. Also at March 31, 2002, 406,000 options were available for future grants.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations to recognize compensation expense under its stock option plan. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense was recognized in fiscal 2002 or 2001.

     If compensation expense for the Company's stock option plans had been determined using the fair value method under FAS 123, "Accounting for Stock Based Compensation", the Company would have reported a net loss of $1,594,000 ($.17 per share) in fiscal 2002 and $430,000 ($.10 per share) in fiscal 2001. In connection therewith, the Company used the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            2002       2001
                                                           -------    ------
Risk free interest rate..................................     5.00%     5.00%
Expected dividend yield..................................     None      None
Expected lives...........................................        5         5
                                                             Years     Years
Expected volatility......................................      107%   68-199%

     The Company also has a directors' equity plan (the Equity Plan). Under the Equity Plan, the Company grants shares of its Common Stock with an aggregate fair value equal to two times director's customary quarterly cash retainer for services of $1,250. The issuance of such shares may be deferred at the election of the director. In fiscal 2002 and 2001, rights with respect to 97,550 and 48,758 shares were granted with an aggregate fair value of $55,000 and $47,500 and their issuance deferred. To March 31, 2002, rights with respect to an aggregate of 160,987 shares have been granted and deferred.

     In conjunction with the Rights Offering, the Company increased its authorized shares to 32,500,000 shares of capital stock consisting of 32,000,000 shares of Common Stock and 500,000 shares of Preferred Stock, each with a par value of $.001 a share. The Board of Directors is authorized to determine the powers, preferences, rights and restrictions of the Preferred Stock. At March 31, 2002 and 2001, there were no issued and outstanding shares of Preferred Stock. At March 31, 2002, 3,453,043 shares of the Company's Common Stock were reserved for issuance.

8.  COMMITMENTS AND CONTINGENCIES:

  Development Agreement -

     The Company has a development agreement with Connecticut Innovations, Inc. ("CII"), which requires the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales through December 31, 2002. Such agreement provides for minimum payments of $137,500 for fiscal 2002 and $131,250 for fiscal 2003.

     If, during any quarter, the royalty computation does not exceed the minimum payment referred to above, the minimum payment would be made instead of the actual computed royalty amount. Total royalty expense was $137,500 and $125,000 for fiscal 2002 and 2001, respectively. CII has a security interest in all of the Company's patents, trademarks and other assets as collateral for the payment of the royalty obligations, but CII has agreed to subordinate its security interest (except for its security interest in patents and trademarks) in the event that the Company enters into a financing arrangement with an institutional lender. Until the transactions contemplated by the Recapitalization Agreement is effectuated, CII has subordinated its security interest in all tangible and intangible personal property to Gunther Partners LLC.

  Contingencies -

     In fiscal 1999, two purported class action lawsuits were filed against the Company, its then-current chief executive officer and its then-current chief financial officer asserting claims under the federal securities law. In February 2001, the Company reached an out-of-court settlement, agreeing to pay $215,000 towards the settlement. Of this amount, $178,500 was expensed in the first quarter of fiscal 2001 and $36,500 was expensed in the fourth quarter of fiscal 2000. The Court approved the settlement in May 2001. Legal fees associated with the claim were expensed as incurred, net of insurance proceeds. No additional expenses are anticipated with respect to this matter.

     The Company is a party to various other legal proceedings arising in the ordinary course of business which management believes, after consultation with legal counsel, will not have a material adverse effect on the Company's financial position, operating results or cash flows.

  Other commitments -

     The Company has a royalty agreement with certain founding stockholders whereby the Company pays an amount equal to 1% of all the Company's sales (as defined). An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under this agreement terminate upon the payment of royalties aggregating $12,000,000. For fiscal 2002 and 2001, royalties expensed under this agreement were $195,000 and $242,000, respectively. Total royalties expensed under this agreement were $1,360,000 through March 31, 2002.

     The Company had an agreement related to the development and use of certain inkjet technology. The agreement required the Company to pay royalties of 1% of inkjet sales up to a maximum of $5,000,000 through March 31, 2008. In fiscal 2002, the Company paid $75,000 to satisfy all past and future obligations under the agreement. For fiscal 2001, royalties expensed under this agreement were approximately $24,000.

  Leases -

     The Company leases its office and manufacturing facility under an operating lease that provides for monthly rental of $23,917 through April 2006. Under this agreement, the Company is responsible for all operating costs, real estate taxes and maintenance. The Company also leases certain office equipment under operating lease agreements. Lease expense for fiscal 2002 and 2001 was approximately $380,000 and $364,000, respectively.

     As of March 31, 2002, future minimum payments for non-cancelable operating leases follow:

FISCAL YEAR
ENDING MARCH 31,                                                AMOUNT
----------------                                              ----------
2003........................................................  $  329,969
2004........................................................     296,648
2005........................................................     290,244
2006........................................................     287,274
2007........................................................      23,917
                                                              ----------
                                                              $1,228,052
                                                              ==========

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

10.  SIGNIFICANT CUSTOMERS AND BUSINESS CONCENTRATION:

     Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods is generally derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During fiscal 2002, sales to one customer were 21% of sales and during fiscal 2001, sales to two customers were 31% of sales. No other customers accounted for more than 10% of sales in either year.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying value of financial instruments (accounts receivable, accounts payable and debt) as of March 31, 2002 and 2001 approximate fair value. Fair value was based on cash flows and current market conditions.

12.  LIQUIDITY

     On a going forward basis management believes that the Company's operating results will be improved in fiscal 2003. In any event, management believes that the Company has sufficient cash as of March 31, 2002 coupled with planned spending reductions in fiscal 2003 to meet its operating obligations without such improvement. Such spending reductions include about $250,000 less in research and development (R&D) because of the completion of the Series W system, and about $100,000 less in costs related to information systems training also completed in fiscal 2002. If necessary, the Company may extend the payment of its trade obligations, which it reduced by almost $500,000 in fiscal 2002, and reduce staff beyond that resulting from normal attrition if system sales approaching that of fiscal 2001 are not achieved. Further, in fiscal 2003 the Company expects to realize proceeds of about $250,000 in cash from the consummation of a sale of equipment included in long-term assets for which there is presently a signed contract from an existing, financially sound customer. Lastly, planned and necessary additions to equipment and leasehold improvements in fiscal 2003 are less than $100,000. In summary, management believes that the Company will have sufficient liquidity to pay its obligations in the normal course of business through March 31, 2003.