Form 10QSB
period 2002-06-30
GUNTHER INTERNATIONAL LTD
filed 2002-08-13
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2002.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from __________ to __________

                         Commission File Number: 0-22994

                           GUNTHER INTERNATIONAL LTD.
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

                           YES    X                           NO  __

The number of shares of the Registrant's Common stock outstanding as of July 29, 2002 was 19,372,200.

Transitional Small Business Disclosure Format (check one):

                           YES  __                            NO  X

                           GUNTHER INTERNATIONAL LTD.

                                      Index

                                                                                       Page
                                                                                       ----
               PART I - CONDENSED FINANCIAL INFORMATION

Item 1.      Financial Statements - (unaudited)

                      Condensed Consolidated Balance Sheets as of
                         June 30, 2002 and March 31, 2002                              3-4

                      Condensed Consolidated Statements of Operations for
                         the three months ended June 30, 2002 and 2001                  5

                      Condensed Consolidated Statements of Cash Flows for the three
                         months ended June 30, 2002 and 2001                            6

                      Notes to Condensed Consolidated Financial Statements              7

Item 2.      Management's Discussion and Analysis or Plan of Operation                 8-10

                      PART II - OTHER INFORMATION

Item 2.      Changes in securities and use of proceeds                                 10

Item 6.      Exhibits and Reports on Form 8-K                                          10

Signatures                                                                             11

 PART I. CONDENSED FINANCIAL INFORMATION

 Item 1. Financial Statements

                           GUNTHER INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2002 AND MARCH 31, 2002

                                                                                  June 30, 2002    March 31, 2002
                                                                                  -------------    --------------
  Assets
  Current Assets:
     Cash                                                                         $    269,532      $  1,119,790
     Restricted cash                                                                   100,549           100,054
     Accounts receivable, less allowance                                               917,928           849,059
     Costs and estimated earnings in excess
        of billings on uncompleted contracts                                           658,780           776,278
     Inventories                                                                     1,888,373         1,666,462
     Prepaid expenses                                                                  163,288           228,265
                                                                                  ------------      ------------
          Total current assets                                                       3,998,450         4,739,908
                                                                                  ------------      ------------

 Equipment and Leasehold Improvements:
     Machinery and equipment                                                         2,085,356         2,230,914
     Furniture and fixtures                                                            519,826           505,939
     Leasehold improvements                                                            153,612           135,962
                                                                                  ------------      ------------
                                                                                     2,758,794         2,872,815
      Accumulated depreciation and amortization                                     (1,681,030)       (1,518,098)
                                                                                  ------------      ------------
                                                                                     1,077,764         1,354,717
                                                                                  ------------      ------------

 Other Assets:
     Goodwill                                                                        2,551,429         2,551,429
     Other                                                                              27,127            30,727
                                                                                  ------------      ------------
                                                                                     2,578,556         2,582,156
                                                                                  ------------      ------------
                                                                                  $  7,654,770      $  8,676,781
                                                                                  ============      ============

 Liabilities and Stockholders' Equity
 Current Liabilities:
    Current maturities of long-term debt                                          $     27,842      $     27,842
    Accounts payable                                                                 2,318,502         1,977,539
    Accrued expenses                                                                 1,125,687         1,188,462
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                                              346,277           515,903
    Deferred service contract revenue                                                1,838,202         1,888,830
                                                                                  ------------      ------------
        Total current liabilities                                                    5,656,510         5,598,576
                                                                                  ------------      ------------


 Long-term debt, less current maturities                                                55,529            62,078
                                                                                  ------------      ------------
       Total liabilities                                                             5,712,039         5,660,654
                                                                                  ------------      ------------

 Commitments and contingencies

Stockholders' Equity:
   Preferred Stock, $.001 par value: 500,000 shares authorized; none issued                 --                --
   Common Stock, $.001 par value: 32,000,000 shares authorized; 20,300,190
      shares issued at June 30, 2002 and 20,291,769 issued at March 31, 2002,           20,300            20,292
      including shares held in treasury
   Treasury stock, at cost (919,569 shares)                                           (137,935)         (137,935)
   Additional paid-in capital                                                       20,020,111        20,005,119
   Accumulated deficit                                                             (17,959,745)      (16,871,349)
                                                                                  ------------      ------------
       Total Stockholders' Equity                                                    1,942,731         3,016,127
                                                                                  ------------      ------------
                                                                                  $  7,654,770      $  8,676,781
                                                                                  ============      ============

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

                                                              2002             2001
                                                          ------------      -----------
 Sales:
     Systems                                              $  1,773,445      $ 2,095,788
     Maintenance                                             2,741,095        2,724,705
     Supplies                                                  640,837          213,264
                                                          ------------      -----------
         Total sales                                         5,155,377        5,033,757
                                                          ------------      -----------

 Cost of sales:
     Systems                                                 1,814,142        1,736,094
     Maintenance                                             2,179,317        2,028,151
     Supplies                                                  538,975          159,742
                                                          ------------      -----------
         Total cost of sales                                 4,532,434        3,923,987
                                                          ------------      -----------
 Gross profit                                                  622,943        1,109,770
                                                          ------------      -----------

 Operating expenses:
     Selling and administrative                              1,508,669        1,261,308
     Research and development                                  199,858          353,460
                                                          ------------      -----------
        Total operating expenses                             1,708,527        1,614,768
                                                          ------------      -----------

 Operating loss                                             (1,085,584)        (504,998)
    Interest expense, net                                       (2,812)        (157,579)
                                                          ------------      -----------
 Net loss                                                 $ (1,088,396)     $  (662,577)
                                                          ============      ===========

 Net loss per share                                       $      (0.06)     $     (0.15)
                                                          ============      ===========

 Weighted average number of common shares outstanding       19,383,228        4,291,769
                                                          ============      ===========

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

                                                                       2002           2001
                                                                   -----------      ---------
Operating activities:
     Net loss                                                      $(1,088,396)     $(662,577)
        Adjustments to reconcile net loss to net cash used for
           operating activities:
        Depreciation and amortization                                  166,531        143,406
        Provision for doubtful accounts                                  7,109         12,000
        Interest accrued on related party note payable                      --         63,915
        Deferred directors' compensation                                15,000         12,500
        Changes in operating assets and liabilities:
           Accounts receivable                                         (75,978)       331,456
           Inventories                                                 (89,660)       192,994
           Prepaid expenses                                             64,977         92,551
           Accounts payable                                            340,963       (910,433)
           Accrued expenses                                            (62,775)      (200,089)
           Deferred service contract revenue                           (50,628)       928,801
           Billings, costs and estimated earnings on
              uncompleted contracts, net                               (52,128)      (231,062)
                                                                   -----------      ---------
              Net cash used for operating activities                  (824,985)      (226,538)
                                                                   -----------      ---------

Investing activities:
     Acquisitions of equipment and leasehold improvements              (18,229)      (112,204)
                                                                   -----------      ---------
             Net cash used for investing activities                    (18,229)      (112,204)
                                                                   -----------      ---------

Financing activities:
     Repayment of notes payable and long-term debt                      (6,549)        (4,898)
     Transfer to restricted cash                                          (495)            --
                                                                   -----------      ---------
             Net cash used for financing activities                     (7,044)        (4,898)
                                                                   -----------      ---------
Change in cash                                                        (850,258)      (343,640)
Cash, beginning of period                                            1,119,790        759,393
                                                                   -----------      ---------
Cash, end of period                                                $   269,532      $ 415,753
                                                                   ===========      =========

Supplemental Cash Flow Information:
     Cash paid for interest                                        $     1,956      $  95,385

                           GUNTHER INTERNATIONAL LTD.

              Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. The condensed consolidated balance sheet as of March 31, 2002 was derived from the audited financial statements at that date.

Certain prior period amounts have been reclassified to conform to the current presentation.

2.   LIQUIDITY:

The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), financing arrangements with banks and other third parties and, from time to time, sales of its equity securities.

Under the Company's normal sales policy, approximately 50% of the sales price of each system is received by the Company within 30 days from the time an order is placed; approximately 40% is received at the time the system is shipped and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

At June 30, 2002, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $3.1 million compared to $1.9 million at March 31, 2002 and $1.1 million at June 30, 2001.

At June 30, 2002, the Company had a deficiency in working capital of $1,658,000. Also, for the quarter ended June 30, 2002 the Company incurred a net loss of $1,088,000 and used cash of $825,000 in operating activities.

On July 3 and August 7, 2002, the Company borrowed $700,000 and $100,000, respectively, from a shareholder and member of the Board of Directors to alleviate a cash deficiency. These borrowings were evidenced by 8% notes payable which are due on or before December 31, 2002.

The ability of the Company to continue as a going concern may be dependent upon obtaining long-term financing to support its liquidity needs until it achieves a sufficient order flow to generate profitable operating results and positive cash flows from operating activities. The accompanying financial statements do not include any adjustments to the amounts or classification of assets and liabilities which might be required should the Company be unable to continue its operation in the ordinary course of business.

Item 2. Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

System revenues consist of sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems.

Assembly system revenues for the three months ended June 30, 2002 decreased $152,000, or 9%, to $1.5 million from $1.7 million for the three months ended June 30, 2001. The Company utilizes the percentage of completion method to determine assembly systems revenues. Under this method the amount of revenue recorded in any one period is dependent upon the actual costs incurred during the period and, as such, is subject to some volatility from period to period. A summary of orders, revenue recognized and backlog for the each of the last four fiscal quarters for the high speed assembly systems and related upgrades is as follows:

                                  (in millions)

--------------------------------------------------------------------------------------------------------------------
                                  June 30, 2002        March 31, 2002     December 31, 2001     September 30, 2001
--------------------------------------------------------------------------------------------------------------------
Backlog, beginning of period           $1.9                 $2.3                 $2.5                  $ .3
--------------------------------------------------------------------------------------------------------------------
Orders                                  2.7                  1.6                  2.0                   3.2
--------------------------------------------------------------------------------------------------------------------
Revenue recognized                     (1.5)                (2.0)                (2.2)                 (1.0)
--------------------------------------------------------------------------------------------------------------------
Backlog, end of period                 $3.1                 $1.9                 $2.3                  $2.5
--------------------------------------------------------------------------------------------------------------------

Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Based on the order backlog as of June 30, 2002, the Company believes that second quarter revenues recognized for high-speed assembly systems will be higher than the first quarter revenues stated above.

inc.jet imager revenues for the three months ended June 30, 2002 decreased to $232,000, or 42%, from $403,000 for the three months ended June 30, 2001. The decrease in revenues is primarily a result of customers deferring orders in anticipation of the release of the V4 imager in the third quarter.

While maintenance revenues remained steady at $2.7 million for the three months ended June 30, 2002 and June 30, 2001, actual maintenance contract revenue increased year over year by $160,000, while special order maintenance revenues declined as a result of a one-time event in 2001.

Supplies revenues consist of ink cartridges, bladders and miscellaneous parts and supplies related to inc.jet. Revenues have increased 200% quarter over quarter as a result of aggressive pricing and a marketing campaign begun in fiscal 2002 to target the dealer market.

Total gross profit decreased by $487,000, or 44%, to $623,000 for the three months ended June 30, 2002 from $1,110,000 for the three months ended June 30, 2001. The gross margin on system revenues decreased to a loss of $41,000 for the three months ended June 30, 2002 from $360,000 profit for the three months ended June 30, 2001. This was primarily due to a decrease in the volume of high-speed assembly systems in production during the period, while certain overhead expenses were not reduced in response to lower volume in an effort not to jeopardize future production levels. inc.jet imager gross margin decreased from 68% for the quarter ended June 30, 2001 to 61% for the quarter ended June 30, 2002 primarily as a result of the under absorption of overhead costs because of lower volume.

The gross margin on maintenance sales decreased to 20% for the three months ended June 30, 2002 from 26% for the three months ended June 30, 2001. This decrease is primarily attributable to the revenues remaining flat while costs (primarily parts) increased by 7%. In the past, the Company has expensed service parts when shipped to a customer location. The Company has embarked on a program to repatriate a majority of this service parts inventory. As a result of the new program, the Company will write the service parts back into inventory over a period of time at zero value. As these parts are actually consumed, the Company will recognize a favorable impact to cost of sales as a result of the zero cost basis.

inc.jet supply gross margins have declined from 25% for the quarter ended June 2001 to 16% for the quarter ended June 2002 primarily as a result of price pressure in the marketplace as well as an increase in sales volume to dealers which generates a lower profit margin.

Selling and administrative expenses increased $247,000, or 20%, to $1.5 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. Selling and administrative expenses, as a percentage of total revenues, for the three months ended June 30, 2002 and 2001 were 29% and 25%, respectively. These increases are primarily attributable to an increase in expenses related to inc.jet ($118,000), marketing expenses related to the roll-out of the Series W product line ($50,000) and an increase in employee health care costs ($30,000).

Research and development expenses decreased $154,000, or 43%, to $200,000 for the three months ended June 30, 2002 from $354,000 for the three months ended June 30, 2001. Research and development expenses for the three months ended June 30, 2001 were primarily attributable to the completion of certain features on the Series W, documentation for the production of the Series W and development of the V4 inc.jet imagers.

Interest expense declined substantially between the three month periods ended June 30, 2002 and 2001 as a result of the extinguishment of the debt owed to Gunther Partners, LLC and various other parties in November of 2001.

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

Under the Company's normal sales policy, approximately 50% of the sales price of each high-speed assembly system is received by the Company within 30 days from the time an order is placed; approximately 40% is received at the time the system is shipped and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

At June 30, 2002, the Company had a deficiency in working capital of $1,658,000. For the quarter then ended, the Company incurred a net loss of $1,088,000 and used cash of $825,000 in operating activities. The Company's liquidity position during the quarter was adversely affected by several nonrecurring factors. Of most significance, there was an unexpected delay on a contract payment of $610,000. This amount will ultimately be collected during the second and third quarters of fiscal 2002. Several other customers delayed making scheduled payments aggregating $125,000 which were due during the quarter. Management expects that all of these amounts will be paid during the second quarter.

As a result of the cash deficiency caused by the foregoing factors, on July 3 and August 7, 2002, the Company borrowed $700,000 and $100,000, respectively, from a shareholder and member of the Board of Directors to alleviate a cash deficiency. These borrowings were evidenced by 8% notes payable which are due on or before December 31, 2002.

On a going forward basis, management believes that it will have sufficient cash to fund its obligations throughout the balance of the year. At March 31 and June 30, 2002, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand was $1.9 and $3.1 million, respectively, as compared to $1.3 and $0.3 million at March 31 and June 30, 2001, respectively. Assuming no new orders, the backlog at June 30, 2002 is expected to generate approximately $1,600,000 of cash during the second fiscal quarter and $1,500,000 of cash during the third fiscal quarter. Assuming high-speed assembly system sales achieve budgeted levels, management expects to receive approximately $700,000 in additional customer deposits during the second fiscal quarter and $1,900,000 in customer deposits during the third and fourth fiscal quarters. These amounts, when aggregated with the other scheduled payments, are expected to be sufficient to fund the Company's operations during the balance of the fiscal year.

The Company's cash needs may be affected by a number of factors, however, many of which are beyond the control of management. See "Forward Looking Statements," below. Also, there can be no assurance that the Company's actual sales will achieve budgeted levels. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

                           GUNTHER INTERNATIONAL LTD.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the quarter ended June 30, 2002, the Company credited an aggregate of 33,336 shares of Common Stock to the accounts of six directors who were participating in the Gunther International Ltd. Directors' Equity Plan (the "Plan"). In accordance with the terms of the Plan, each participating director is entitled to receive grants of Common Stock in lieu of a quarterly cash retainer. The number of shares which each director is entitled to receive each fiscal quarter is equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock as of the last business day of the quarter. The fair market value of the Common Stock on the last business day of the quarter was $0.45 per share. Each director elected to defer receipt of the shares credited to his account. In addition, an aggregate of 8,421 shares of Common Stock were actually delivered to one former director as a result of his cessation of service. No underwriters were used in connection with any of the foregoing transactions and, accordingly, there were no underwriting discounts or commissions. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and the rules and regulations promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K.

    A.  Exhibits required by Item 601 of Regulation S-B:

       3.1 Restated Certificate of Incorporation of the registrant, dated as of December 29, 1993 (filed as Exhibit 3.1 to the registrant's Form 10-QSB for the period ended September 30, 2001 and incorporated herein by reference).

       3.2 Certificate of Amendment to the registrant's Restated Certificate of Incorporation dated as of October 22, 2001 (filed as Exhibit 3.2 to the registrant's Form 10-QSB for the period ended September 30, 2001, and incorporated herein by reference).

       10.1 Employment agreement, dated as of April 1, 2001, between the registrant and Jeremy H. Greshin.

       10.2 Promissory Note, dated July 3, 2002, made by the registrant to the order of Robert Spiegel.

       10.3 Promissory Note, dated August 7, 2002, made by the registrant to the order of Robert Spiegel.

       10.4 Letter agreement between the registrant and John K. Carpenter dated June 14, 2002.

       99.1 Certification of Marc I. Perkins, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of John K. Carpenter, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.  Reports on Form 8-K.
                         None

                           GUNTHER INTERNATIONAL LTD.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GUNTHER INTERNATIONAL LTD.
                                  (Registrant)

                  /s/ John K. Carpenter             Date: August 13, 2002
             -------------------------------

                  John K. Carpenter
                  Chief Financial Officer and Treasurer
                  (On behalf of the Registrant and as
                  Principal Financial and Accounting Officer)

EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT

         This Employment Agreement (this "Agreement") is made and entered into as of the 1st day of April, 2001, by and between Gunther International, Ltd., a Delaware corporation (the "Employer"), and Jeremy Greshin, an individual resident in the State of Connecticut (the "Sales Executive").

RECITALS:

         The Employer desires to secure the employment of the Sales Executive, and the Sales Executive wishes to become employed by the Employer, upon the terms and conditions set forth in this Agreement.

         Now, therefore, the parties intending to be legally bound, hereby agree as follows:

         1. DEFINITIONS. For the purposes of this Agreement, the following terms shall have the meanings specified or referred to in this
Section 1.

         "AGREEMENT" shall mean this Employment Agreement, as amended from time to time.

         "BASIC COMPENSATION" shall mean Salary and Benefits.

         "BENEFITS" shall have the meaning given to such term in Section 3.1(b) hereof.

         "BOARD OF DIRECTORS" shall mean the board of directors of the Employer.

         "CONFIDENTIAL INFORMATION" shall mean and include any and all:

                  (a) trade secrets concerning the business and affairs of the Employer, product specifications, data, know-how, formulae, compositions, processes, designs, sketches, photographs, graphs, drawings, samples, inventions and ideas, past, current, and planned research and development, current and planned manufacturing or distribution methods and processes, customer lists, current and anticipated customer requirements, price lists, market studies, business plans, computer software and programs (including object code and source code), computer software and database technologies, systems, structures, and architectures (and related formulae, compositions, processes, improvements, devices, know-how, inventions, discoveries, concepts, ideas, designs, methods and information), and any other information, however documented, that is a trade secret within the meaning of Chapter 625 of the Connecticut General Statutes; and

                  (b) information concerning the business and affairs of the Employer (which includes historical financial statements, financial projections and budgets, historical and projected sales, capital spending budgets and plans, the names and backgrounds of key personnel, and personnel training and techniques and materials), however documented; and

                  (c) notes, analysis, compilations, studies, summaries, and other material prepared by or for the Employer containing or based, in whole or in part, on any information included in the foregoing.

         "DISABILITY" shall have the meaning given to such term in Section 6.2 hereof.

         "EFFECTIVE DATE" shall mean April 1, 2001.

         "EMPLOYEE INVENTION" shall mean any idea, invention, technique, modification, process, or improvement (whether patentable or not), any industrial design (whether registerable or not), any mask work, however fixed or encoded, that is suitable to be fixed, embedded or programmed in a semiconductor product (whether recordable or not), and any work of authorship (whether or not copyright protection may be obtained for it) created, conceived, or developed by the Sales Executive, either solely or in conjunction with others, during the Employment Period, or a period that includes a portion of the Employment Period, that relates in any way to, or is useful in any manner in, the business then being conducted or proposed to be conducted by the Employer, and any such item created by the Sales Executive, either solely or in conjunction with others, following termination of the Sales Executive's employment with the Employer, that is based upon or uses Confidential Information.

         "EMPLOYMENT PERIOD" shall mean the term of the Sales Executive's employment under this Agreement.

         "FISCAL YEAR" shall mean the Employer's fiscal year, as it exists on the Effective Date or as changed from time to time.

         "FOR CAUSE" shall have the meaning given to such term in Section 6.3 hereof.

         "FOR GOOD REASON" shall have the meaning given to such term in Section
6.4 hereof.

         "PERSON" shall mean any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association, organization, or governmental body.

         "POST-EMPLOYMENT PERIOD" shall have the meaning given to such term in
Section 8.2 hereof.

         "PROPRIETARY ITEMS" shall have the meaning given to such term in
Section 7.2(a)(iv) hereof.

         "SALARY" shall have the meaning given to such term in Section 3.1(a) hereof.

         "SALES" shall mean the sum of all orders received for Gunther inserting equipment and upgrades to existing Gunther equipment received during the relevant period. An order shall be counted as such once Gunther has received a signed contract and deposit from the purchaser. The exception shall be in the case of the Federal Government, in which case a signed contract shall be sufficient.

         2.       EMPLOYMENT TERMS AND DUTIES.

                  2.1 EMPLOYMENT. The Employer hereby employs the Sales Executive, and the Sales Executive hereby accepts employment by the Employer, upon the terms and conditions set forth in this Agreement.

                  2.2 TERM. Subject to the provisions of Section 6, the term of the Sales Executive's employment under this Agreement shall commence as of the Effective Date and continue until terminated by either party in accordance with the provisions of Section 6 hereof.

                  2.3 DUTIES. The Sales Executive will have such duties as are assigned or delegated to the Sales Executive by the Chief Sales Executive Officer of the Employer. The Sales Executive will devote his entire business time, attention, skill, and energy exclusively to the business of the Employer, will use his best efforts to promote the success of the Employer's business, and will cooperate fully with the Board of Directors in the advancement of the best interests of the Employer. Nothing in this Section 2.3, however, will prevent the Sales Executive from engaging in additional activities in connection with personal investments and community affairs that are not inconsistent with the Sales Executive's duties under this Agreement.

         3.       COMPENSATION.

                  3.1      BASIC COMPENSATION.

                           (a)     SALARY. The Sales Executive will be paid an
annual salary of $135,000.00, from April 1, 2001 through March 31, 2002, subject to adjustment as provided below, which will be payable in equal periodic installments according to the Employer's customary payroll practices, but no less frequently than monthly. From April 1, 2002 through March 31, 2003, the Sales Executive will be paid an annual salary of $100,000, subject to adjustment as provided below, which will be payable in equal periodic installments according to the Employer's customary payroll practices, but no less frequently than monthly. The Sales Executive's entitlement to Salary is subject to the provisions of Section 6.

                           (b)     BENEFITS. The Sales Executive will, during
the Employment Period, be permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Employer that may be in effect from time to time, to the extent the Sales Executive is eligible under the terms of those plans (collectively, the "Benefits"). The Sales Executive's entitlement to Benefits is subject to the provisions of Section 6.

                           (c)     AUTOMOBILE EXPENSES. In addition to the
foregoing, the Employer shall provide the Sales Executive with an allowance of Three Hundred Fifty ($350.00) per month for expenses related to an automobile used for business. The Sales Executive's entitlement to Automobile Expenses is subject to the provisions of Section 6.

                  3.2 SALES INCENTIVE COMPENSATION. As additional compensation for the services to be rendered by the Sales Executive pursuant to this Agreement, the Sales Executive shall be entitled to a Sales Performance Bonus. The Sales Executive's eligibility to receive a Sales Performance Bonus is divided into three separate incentive periods as shown below: The Sales Executive's entitlement to Sales Incentive Compensation is subject to the provisions of Section 6. In the event the Sales Executive's employment is terminated for any reason other than for cause, Sales Incentive Compensation shall be paid through his last day of employment.

         A.       For the period beginning on April 1, 2001 and ending
September 30, 2001: .30% of Sales greater than $5,000,000 up to $5,625,000 (or a maximum bonus of $1,875). An additional $5,000 bonus for sales greater than $5,625,000; an additional $5,000 bonus for sales greater than $6,250,000; an additional $5,000 bonus for sales greater than $6,875,000; an additional $5,000 bonus for sales greater than $7,500,000; an additional $5,000 bonus for sales greater than $8,125,000; an additional $5,000 bonus for sales greater than $8,750,000; an additional $5,000 bonus for sales greater than $9,375,000; an additional $25,000 bonus for sales greater than $10,000,000. (For example, if sales are greater than $10,000,000 for the six months ended September 30, 2001, the Sales Executive will be entitled to a total Sales Incentive Bonus of $61,875 for the six-month period ($1,875 + $5,000 + $5,000 + $5,000 + $5,000 + $5,000 +
$5,000 + $5,000 + $25,000).

         B.       For the period beginning on October 1, 2001 and ending
March 31, 2002: .30% of Sales greater than $5,000,000 up to $5,625,000 (or a maximum bonus of $1,875). An additional $5,000 bonus for sales greater than $5,625,000; an additional $5,000 bonus for sales greater than $6,250,000; an additional $5,000 bonus for sales greater than $6,875,000; an additional $5,000 bonus for sales greater than $7,500,000; an additional $5,000 bonus for sales greater than $8,125,000; an additional $5,000 bonus for sales greater than $8,750,000; an additional $5,000 bonus for sales greater than $9,375,000; an additional $25,000 bonus for sales greater than $10,000,000. (For example, if sales are greater than $10,000,000 for the six months ended March 31, 2002, the Sales Executive will be entitled to a total Sales Incentive Bonus of $61,875 for the six-month period ($1,875 + $5,000 + $5,000 + $5,000 + $5,000 + $5,000 +
$5,000 + $5,000 + $25,000).

         C.       For the period beginning on April 1, 2002 and ending
March 31, 2003: .30% of Sales. The Sales Executive will be paid a nonrefundable draw of thirty thousand dollars against this incentive bonus. The Sales Executive shall receive an additional $10,000 bonus for sales greater than $10,000,000; an additional $10,000 bonus for sales greater than $11,250,000; an additional $10,000 bonus for sales greater than $12,500,000; an additional $10,000 bonus for sales greater than $13,750,000; an additional $10,000 bonus for sales greater than $15,000,000; an additional $10,000 bonus for sales greater than $16,250,000; an additional $10,000 bonus for sales greater than $17,500,000; an additional $10,000 bonus for sales greater than $18,750,000; an additional $50,000 bonus for sales greater than $20,000,000. (For example, if the sales are equal to$20,000,000, the Sales Executive will be entitled to a total Sales Incentive Bonus of $190,000 for the twelve month period ($60,000 + $10,000 + $10,000 + $10,000 + $10,000 + $10,000 + $10,000 + $10,000 + $10,000 +
$50,000).

         4. FACILITIES AND EXPENSES. The Employer will furnish the Sales Executive office space, equipment, supplies, and such other facilities and personnel as the Employer deems necessary or appropriate for the performance of the Sales Executive's duties under this Agreement. The Employer will pay the Sales Executive's dues in such professional societies and organizations as the Chief Executive deems appropriate, and will pay on behalf of the Sales Executive (or reimburse the Sales Executive for) reasonable expenses incurred by the Sales Executive at the request of, or on behalf of, the Employer in the performance of the Sales Executive's duties pursuant to this Agreement, and in accordance with the Employer's employment policies, including reasonable expenses incurred by the Sales Executive in attending conventions, seminars, and other business meetings, in appropriate business entertainment activities, and for promotional expenses. The Sales Executive must file expense reports with respect to such expenses in accordance with the Employer's policies.

         5. VACATIONS AND HOLIDAYS. The Sales Executive will be entitled to three weeks' paid vacation during the first two years of his employment. If still employed thereafter, he will be entitled to four weeks' paid vacation annually. Vacation must be taken by the Sales Executive at such time or times as approved by the Chief Executive Officer. The Sales Executive will also be entitled to paid holidays and other paid leave, as set forth in the Employer's policies. Vacation days and holidays during any Fiscal Year that are not used by the Sales Executive during such Fiscal Year may not be used in any subsequent Fiscal Year.

         6.       TERMINATION.

                  6.1 EVENTS OF TERMINATION. The Employment Period, the Sales Executive's Basic Compensation, and any and all other rights of the Sales Executive under this Agreement or otherwise as an employee of the Employer will terminate (except as otherwise provided in this Section 6):

                          (a)     upon ninety (90) days' prior written notice
from one party to the other;

                          (b)     upon the death of the Sales Executive;

                          (c)     upon the disability of the Sales Executive
(as defined in Section 6.2) immediately upon notice from either party to the other;

                          (d)     For Cause (as defined in Section 6.3),
immediately upon notice from the Employer to the Sales Executive, or at such later time as such notice may specify; or

                          (e)     For Good Reason (as defined in Section 6.4)
upon not less than thirty days' prior notice from the Sales Executive to the Employer.

                  6.2 DEFINITION OF DISABILITY. For purposes of Section 6.1, the Sales Executive will be deemed to have a "disability" if, for physical or mental reasons, the Sales Executive is unable to perform the essential functions of the Sales Executive's duties under this Agreement for 30 consecutive business days.

                  6.3     DEFINITION OF "FOR CAUSE." For purposes of
Section 6.1, the phrase "For Cause" means: (a) the Sales Executive's material breach of this Agreement; (b) the Sales Executive's failure to adhere to any written Employer policy after the Sales Executive has been given a reasonable opportunity to comply with such policy or cure his failure to comply (which reasonable opportunity must be granted during the ten-day period preceding termination of this Agreement); (c) the appropriation (or attempted appropriation) of a material business opportunity of the Employer, including attempting to secure or securing any personal profit in connection with any transaction entered into on behalf of the Employer; (d) the misappropriation (or attempted misappropriation) of any of the Employer's funds or property; or (e) the conviction of, the indictment for (or its procedural equivalent), or the entering of a guilty plea or plea of no contest with respect to, a felony, the equivalent thereof, or any other crime with respect to which imprisonment is a possible punishment.

                  6.4     DEFINITION OF "FOR GOOD REASON." For purposes of
Section 6.1, the phrase "For Good Reason" means any of the following: (a) the Employer's material breach of this Agreement; (b) the assignment of the Sales Executive without his consent to a position, responsibilities, or duties of a materially lesser status or degree of responsibility than his position, responsibilities, or duties at the Effective Date; or (c) the relocation of the Employer's principal Sales Executive offices to a location or place that is more than fifty miles from the location of the Employer's principal Sales Executive officers as of the Effective Date or the requirement by the Employer that the Sales Executive be based anywhere other than the Employer's principal Sales Executive offices, in either case without the Sales Executive's consent.

                  6.5 TERMINATION PAY. Effective upon the termination of this Agreement, the Employer will be obligated to pay the Sales Executive (or, in the event of his death, his designated beneficiary as defined below) only such compensation as is provided in this Section 6.5, and in lieu of all other amounts and in settlement and complete release of all claims the Sales Executive may have against the Employer. For purposes of this Section 6.5, the Sales Executive's designated beneficiary will be such individual beneficiary or trust, located at such address, as the Sales Executive may designate by notice to the Employer from time to time or, if the Sales Executive fails to give notice to the Employer of such a beneficiary, the Sales Executive's estate. Notwithstanding the preceding sentence, the Employer will have no duty, in any circumstances, to attempt to open an estate on behalf of the Sales Executive, to determine whether any beneficiary designated by the Sales Executive is alive or to ascertain the address of any such beneficiary, to determine the existence of any trust, to determine whether any person or entity purporting to act as the Sales Executive's personal representative (or the trustee of a trust established by the Sales Executive) is duly authorized to act in that capacity, or to locate or attempt to locate any beneficiary, personal representative, or trustee.

                          (a)     TERMINATION BY THE SALES EXECUTIVE FOR GOOD
REASON. If the Sales Executive terminates this Agreement For Good Reason, the Employer will pay the Sales Executive (i) the Sales Executive's Salary for the remainder, if any, of the calendar month in which such termination is effective and for six (6) consecutive calendar months thereafter. Notwithstanding the preceding sentence, if the Sales Executive obtains other employment prior to the end of the six (6) months following the month in which the termination is effective, he must promptly give notice thereof to the Employer, and the Salary payments under this Agreement for any period after the Sales Executive obtains other employment will be reduced by the amount of the cash compensation received and to be received by the Sales Executive from the Sales Executive's other employment for services performed during such period. The Sales Executive shall also receive the Sales Incentive Compensation referred to in 3.2.

                          (b)     TERMINATION BY THE EMPLOYER FOR CAUSE. If the
Employer terminates this Agreement for cause, the Sales Executive will be entitled to receive his Salary only through the date such termination is effective.

                          (c)     TERMINATION UPON DISABILITY. If this Agreement
is terminated by either party as a result of the Sales Executive's disability, as determined under Section 6.2, the Employer will pay the Sales Executive his Salary through the remainder of the calendar month during which such termination is effective and for the lesser of (i) three consecutive months thereafter, or
(ii) the period until disability insurance benefits commence under the disability insurance coverage furnished by the Employer to the Sales Executive, if any.

                          (d)     TERMINATION UPON DEATH. If this Agreement is
terminated because of the Sales Executive's death, the Sales Executive will be entitled to receive his Salary through the end of the calendar month in which his death occurs.

                          (e)     TERMINATION BY WRITTEN NOTICE. If this
Agreement is terminated by either party pursuant to Section 6.1(a) hereof, the Sales Executive will be entitled to receive his Salary through the termination date of his employment, which shall be at least ninety (90) days from the date of the notice.

                          (f)     BENEFITS. The Sales Executive's accrual of,
or participation in plans providing for, the Benefits will cease at the effective date of the termination of this Agreement, and the Sales Executive will be entitled to accrued Benefits pursuant to such plans only as provided in such plans. The Sales Executive will not receive, as part of his termination pay pursuant to this Section 6, any payment or other compensation for any vacation, holiday, sick leave, or other leave unused on the date the notice of termination is given under this Agreement.

         7.       NON-DISCLOSURE COVENANT; EMPLOYEE INVENTIONS.

                  7.1 ACKNOWLEDGMENTS BY THE SALES EXECUTIVE. The Sales Executive acknowledges that (a) during the Employment Period and as a part of his employment, the Sales Executive will be afforded access to Confidential Information; (b) public disclosure of such Confidential Information could have an adverse effect on the Employer and its business; (c) because the Sales Executive possesses substantial technical expertise and skill with respect to the Employer's business, the Employer desires to obtain exclusive ownership of each Employee Invention, and the Employer will be at a substantial competitive disadvantage if it fails to acquire exclusive ownership of each Employee Invention; (d) the Buyer has required that the Sales Executive make the covenants in this Section 7 as a condition to its purchase of the Employer's stock; and (e) the provisions of this Section 7 are reasonable and necessary to prevent the improper use or disclosure of Confidential Information and to provide the Employer with exclusive ownership of all Employee Inventions.

                  7.2 AGREEMENTS OF THE SALES EXECUTIVE. In consideration of the compensation and benefits to be paid or provided to the Sales Executive by the Employer under this Agreement, the Sales Executive covenants as follows:

                          (a)     CONFIDENTIALITY.

                                  (i)      During and following the Employment
Period, the Sales Executive will hold in confidence the Confidential Information and will not disclose it to any person, except with the specific prior written consent of the Employer or except as otherwise expressly permitted by the terms of this Agreement.

                                  (ii)     Any trade secrets of the Employer
will be entitled to all of the protections and benefits under Chapter 625 of the Connecticut General Statutes and any other applicable law. If any information that the Employer deems to be a trade secret is found by a court of competent jurisdiction not to be a trade secret for purposes of this Agreement, such information will, nevertheless, be considered Confidential Information for purposes of this Agreement. The Sales Executive hereby waives any requirement that the Employer submit proof of the economic value of any trade secret or post a bond or other security.

                                  (iii)    None of the foregoing obligations and
restrictions applies to any part of the Confidential Information that the Sales Executive demonstrates was or became generally available to the public other than as a result of a disclosure by the Sales Executive.

                                  (iv)     The Sales Executive will not remove
from the Employer's premises (except to the extent such removal is for purposes of the performance of the Sales Executive's duties at home or while traveling, or except as otherwise specifically authorized by the Employer) any document, record, notebook, plan, model, component, device, or computer software or code, whether embodied in a disk or in any other form (collectively, the "Proprietary Items"). The Sales Executive recognizes that, as between the Employer and the Sales Executive, all of the Proprietary Items, whether or not developed by the Sales Executive, are the exclusive property of the Employer. Upon termination of this Agreement by either party, or upon the request of the Employer during the Employment Period, the Sales Executive will return to the Employer all of the Proprietary Items in the Sales Executive's possession or subject to the Sales Executive's control, and the Sales Executive shall not retain any copies, abstracts, sketches, or other physical embodiment of any of the Proprietary Items.

                          (b)     EMPLOYEE INVENTIONS. Each Employee Invention
will belong exclusively to the Employer. The Sales Executive acknowledges that all of the Sales Executive's writings, works of authorship, and other Employee Inventions are works made for hire and the property of the Employer, including any copyrights, patents, or other intellectual property rights pertaining thereto. If it is determined that any such works are not works made for hire, the Sales Executive hereby assigns to the Employer all of the Sales Executive's right, title, and interest, including all rights of copyright, patent, and other intellectual property rights, to or in such Employee Inventions. The Sales Executive covenants that he will promptly:

                                  (i)      disclose to the Employer in writing
any Employee Invention;

                                   (ii)     assign to the Employer or to a party
designated by the Employer, at the Employer's request and without additional compensation, all of the Sales Executive's right to the Employee Invention for the United States and all foreign jurisdictions;

                                   (iii)    execute and deliver to the Employer
such applications, assignments, and other documents as the Employer may request in order to apply for and obtain patents or other registrations with respect to any Employee Invention in the United States and any foreign jurisdictions;

                                   (iv)     sign all other papers necessary to
carry out the above obligations; and

                                   (v)      give testimony and render any other
assistance (but without expense to the Sales Executive) in support of the Employer's rights to any Employee Invention.

                  7.3 DISPUTES OR CONTROVERSIES. The Sales Executive recognizes that should a dispute or controversy arising from or relating to this Agreement be submitted for adjudication to any court, arbitration panel, or other third party, the preservation of the secrecy of Confidential Information may be jeopardized. All pleadings, documents, testimony, and records relating to any such adjudication will be maintained in secrecy and will be available for inspection by the Employer, the Sales Executive, and their respective attorneys and experts, who will agree, in advance and in writing, to receive and maintain all such information in secrecy, except as may be limited by them in writing.

         8.       NON-INTERFERENCE.

                  8.1 ACKNOWLEDGMENTS BY THE SALES EXECUTIVE. The Sales Executive hereby acknowledges that: (a) the services to be performed by him under this Agreement are of a special, unique, unusual, extraordinary, and intellectual character; (b) the Employer's business is national in scope and its products are marketed throughout the United States; (c) the Employer competes with other businesses that are or could be located in any part of the United States; (d) the Employer has required that the Sales Executive make the covenants set forth in this Section 8 as a condition to the Employer's willingness to employ the Sales Executive pursuant to this Agreement; and (e) the provisions of this Section 8 are reasonable and necessary to protect the Employer's business.

                  8.2 COVENANTS OF THE SALES EXECUTIVE. In consideration of the foregoing acknowledgments by the Sales Executive, and in consideration of the compensation and benefits to be paid or provided to the Sales Executive by the Employer, the Sales Executive covenants that he will not, directly or indirectly:

                           (a)     whether for the Sales Executive's own account
or the account of any other person (i) at any time during the Employment Period and the Post-Employment Period, solicit, employ, or otherwise engage as an employee, independent contractor, or otherwise, any person who is or was an employee of the Employer at any time during the Employment Period or in any manner induce or attempt to induce any employee of the Employer to terminate his employment with the Employer; or (ii) at any time during the Employment Period and for three years thereafter, interfere with the Employer's relationship with any person, including any person who at any time during the Employment Period was an employee, contractor, supplier, or customer of the Employer; or

                           (b)     at any time during or after the Employment
Period, disparage the Employer or any of its shareholders, directors, officers, employees, or agents.

                  For purposes of this Section 8.2, the term "Post-Employment Period" means the three-year period beginning on the date of termination of the Sales Executive's employment with the Employer.

                  If any covenant in this Section 8.2 is held to be unreasonable, arbitrary, or against public policy, such covenant will be considered to be divisible with respect to scope, time, and geographic area, and such lesser scope, time, or geographic area, or all of them, as a court of competent jurisdiction may determine to be reasonable, not arbitrary, and not against public policy, will be effective, binding, and enforceable against the Sales Executive.

                  The period of time applicable to any covenant in this Section
8.2 will be extended by the duration of any violation by the Sales Executive of such covenant.

                  The Sales Executive will, while the covenant under this
Section 8.2 is in effect, give notice to the Employer, within ten days after accepting any other employment, of the identity of the Sales Executive's employer. The Buyer or the Employer may notify such employer that the Sales Executive is bound by this Agreement and, at the Employer's election, furnish such employer with a copy of this Agreement or relevant portions thereof.

         9.       GENERAL PROVISIONS.

                  9.1 INJUNCTIVE RELIEF AND ADDITIONAL REMEDY. The Sales Executive hereby acknowledges that the injury that would be suffered by the Employer as a result of a breach of the provisions of this Agreement (including any provision of Sections 7 and 8) would be irreparable and that an award of monetary damages to the Employer for such a breach would be an inadequate remedy. Consequently, the Employer will have the right, in addition to any other rights it may have, to obtain injunctive relief to restrain any breach or threatened breach or otherwise to specifically enforce any provision of this Agreement, and the Employer will not be obligated to post bond or other security in seeking such relief. Without limiting the Employer's rights under this
Section 9 or any other remedies of the Employer, if the Sales Executive breaches any of the provisions of Section 7 or 8, the Employer will have the right to cease making any payments otherwise due to the Sales Executive under this Agreement.

                  9.2 COVENANTS OF SECTIONS 7 AND 8 ARE ESSENTIAL AND INDEPENDENT COVENANTS. The covenants by the Sales Executive in Sections 7 and 8 are essential elements of this Agreement, and without the Sales Executive's agreement to comply with such covenants, the Buyer would not have entered into this Agreement or employed or continued the employment of the Sales Executive. The Employer and the Sales Executive have independently consulted their respective counsel and have been advised in all respects concerning the reasonableness and propriety of such covenants, with specific regard to the nature of the business conducted by the Employer.

                  The Sales Executive's covenants in Sections 7 and 8 are independent covenants and the existence of any claim by the Sales Executive against the Employer under this Agreement or otherwise, or against the Buyer, will not excuse the Sales Executive's breach of any covenant in Section 7 or 8.

                  If the Sales Executive's employment hereunder expires or is terminated, this Agreement will continue in full force and effect as is necessary or appropriate to enforce the covenants and agreements of the Sales Executive in Sections 7 and 8.

                  9.3 REPRESENTATIONS AND WARRANTIES BY THE SALES EXECUTIVE. The Sales Executive represents and warrants to the Employer that the execution and delivery by the Sales Executive of this Agreement do not, and the performance by the Sales Executive of the Sales Executive's obligations hereunder will not, with or without the giving of notice or the passage of time, or both: (a) violate any judgment, writ, injunction, or order of any court, arbitrator, or governmental agency applicable to the Sales Executive; or (b) conflict with, result in the breach of any provisions of or the termination of, or constitute a default under, any agreement to which the Sales Executive is a party or by which the Sales Executive is or may be bound.

                  9.4 OBLIGATIONS CONTINGENT ON PERFORMANCE. The obligations of the Employer hereunder, including its obligation to pay the compensation provided for herein, are contingent upon the Sales Executive's performance of the Sales Executive's obligations hereunder.

                  9.5 WAIVER. The rights and remedies of the parties to this Agreement are cumulative and not alternative. Neither the failure nor any delay by either party in exercising any right, power, or privilege under this Agreement will operate as a waiver of such right, power, or privilege, and no single or partial exercise of any such right, power, or privilege will preclude any other or further exercise of such right, power, or privilege or the exercise of any other right, power, or privilege. To the maximum extent permitted by applicable law, (a) no claim or right arising out of this Agreement can be discharged by one party, in whole or in part, by a waiver or renunciation of the claim or right unless in writing signed by the other party; (b) no waiver that may be given by a party will be applicable except in the specific instance for which it is given; and (c) no notice to or demand on one party will be deemed to be a waiver of any obligation of such party or of the right of the party giving such notice or demand to take further action without notice or demand as provided in this Agreement.

                  9.6 BINDING EFFECT; DELEGATION OF DUTIES PROHIBITED. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective successors, assigns, heirs, and legal representatives, including any entity with which the Employer may merge or consolidate or to which all or substantially all of its assets may be transferred. The duties and covenants of the Sales Executive under this Agreement, being personal, may not be delegated.

                  9.7 NOTICES. All notices, consents, waivers, and other communications under this Agreement must be in writing and will be deemed to have been duly given when (a) delivered by hand, (b) sent by facsimile, provided that a copy is mailed by registered mail, return receipt requested, or (c) when received by the addressee, if sent by a nationally recognized overnight delivery service (receipt requested), in each case to the appropriate addresses and facsimile numbers set forth below (or to such other addresses and facsimile numbers as a party may designate by notice to the other parties):

               If to Employer:
                                   Gunther International, Ltd.
                                   One Winnenden Road
                                   Norwich, CT  06360
                                   Attn:  Chairman of the Board
                                   Facsimile No.:  (860) 886-8889

               If to the Sales Executive:

                                   Jeremy Greshin
                                   132 Old Canal Way
                                   Simsbury, Connecticut 06089

                  9.8 ENTIRE AGREEMENT; AMENDMENTS. This Agreement and the Stock Option contain the entire agreement between the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, between the parties hereto with respect to the subject matter hereof. This Agreement may not be amended orally, but only by an agreement in writing signed by the parties hereto.

                  9.9 GOVERNING LAW. This Agreement will be governed by the laws of the State of Connecticut without regard to conflicts of laws principles.

                  9.10 JURISDICTION. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Agreement may be brought against either of the parties in the courts of the State of Connecticut, County of Hartford, or, if it has or can acquire jurisdiction, in the United States District Court for the District of Connecticut, and each of the parties consents to the jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any action or proceeding referred to in the preceding sentence may be served on either party anywhere in the world.

                  9.11 SECTION HEADINGS, CONSTRUCTION. The headings of Sections in this Agreement are provided for convenience only and will not affect its construction or interpretation. All references to "Section" or "Sections" refer to the corresponding Section or Sections of this Agreement unless otherwise specified. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Unless otherwise expressly provided, the word "including" does not limit the preceding words or terms.

                  9.12 SEVERABILITY. If any provision of this Agreement is held invalid or unenforceable by any court of competent jurisdiction, the other provisions of this Agreement will remain in full force and effect. Any provision of this Agreement held invalid or unenforceable only in part or degree will remain in full force and effect to the extent not held invalid or unenforceable.

                  9.13 COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which will be deemed to be an original copy of this Agreement and all of which, when taken together, will be deemed to constitute one and the same agreement.

                  9.14 WAIVER OF JURY TRIAL. THE PARTIES HERETO HEREBY WAIVE A JURY TRIAL IN ANY LITIGATION WITH RESPECT TO THIS AGREEMENT.

IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date above first written above.

                                   GUNTHER INTERNATIONAL, LTD.

                                   By:     /s/     Marc I. Perkins
                                      -----------------------------------------

                                        Marc I. Perkins
                                        President and Chief Executive Officer
                                        Gunther International Ltd.

                                          /s/   Jeremy Greshin
                                      -----------------------------------------

                                        Jeremy Greshin