Form 10QSB
period 2002-09-30
GUNTHER INTERNATIONAL LTD
filed 2002-11-14
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 2002.

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

The number of shares of the Registrant's Common stock outstanding as of October 31, 2002 was 19,372,200.

Transitional Small Business Disclosure Format (check one):

                                YES       NO  X
                                   -----    -----

                           GUNTHER INTERNATIONAL LTD.

                                      INDEX

                                                                                                Page
                                                                                                ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.           Financial Statements - (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2002 and March 31, 2002                                           3

                  Condensed Consolidated Statements of Operations for
                  The three and six months ended September 30, 2002 and 2001                      5

                  Condensed Consolidated Statements of Cash Flows for the six
                  months ended September 30, 2002 and 2001                                        6

                  Notes to Condensed Consolidated Financial Statements                            7

Item 2.           Management's Discussion and Analysis or Plan of Operation                       8

Item 3.           Controls and Procedures                                                        11


                           PART II - OTHER INFORMATION

Item 2.           Changes in securities and use of proceeds                                      13

Item 4.           Submission of Matters to a Vote of Security Holders                            13

Item 5.           Other Information                                                              13

Item 6.           Exhibits and Reports on Form 8-K                                               13

Signatures                                                                                       15

                    PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     September 30, 2002    March 31, 2002
                                                     ------------------    --------------
Assets
Current Assets:
  Cash                                                 $      505,148      $    1,119,790
  Restricted cash                                             101,054             100,054
  Accounts receivable, less allowance                       1,458,463             849,059
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                    1,118,213             776,278
  Inventories                                               1,997,908           1,666,462
  Prepaid expenses                                            270,077             228,265
                                                       --------------      --------------
    Total current assets                                    5,450,863           4,739,908
                                                       --------------      --------------

Equipment and Leasehold Improvements:
  Machinery and equipment                                   2,106,992           2,230,914
  Furniture and fixtures                                      538,886             505,939
  Leasehold improvements                                      153,616             135,962
                                                       --------------      --------------
                                                            2,799,494           2,872,815
  Accumulated depreciation and amortization                (1,828,007)         (1,518,098)
                                                       --------------      --------------
                                                              971,487           1,354,717
                                                       --------------      --------------

Other Assets:
  Goodwill                                                  2,551,429           2,551,429
  Other                                                        23,527              30,727
                                                       --------------      --------------
                                                            2,574,956           2,582,156
                                                       --------------      --------------
                                                       $    8,997,306      $    8,676,781
                                                       ==============      ==============

Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt                 $       27,842      $       27,842
  Notes payable to related parties                          1,000,000                  --
  Accounts payable                                          2,482,151           1,977,539
  Accrued expenses                                          1,198,055           1,188,462
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         401,114             515,903
  Deferred service contract revenue                         2,088,134           1,888,830
                                                       --------------      --------------
    Total current liabilities                               7,197,296           5,598,576
                                                       --------------      --------------

Long-term debt, less current maturities                        47,659              62,078
                                                       --------------      --------------
    Total liabilities                                       7,244,955           5,660,654
                                                       --------------      --------------

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, $.001 par value: 500,000 shares authorized; none issued                   --                  --
  Common Stock, $.001 par value: 32,000,000 shares authorized; 20,300,190
    shares issued at September 30, 2002 and 20,291,769 shares issued at                  20,300              20,292
    March 31, 2002, including shares held in treasury
Treasury stock, at cost (919,569 shares)                                               (137,935)           (137,935)
Additional paid-in capital                                                           20,037,611          20,005,119
Accumulated deficit                                                                 (18,167,625)        (16,871,349)
                                                                                 --------------      --------------
    Total Stockholders' Equity                                                        1,752,351           3,016,127
                                                                                 --------------      --------------
                                                                                 $    8,997,306      $    8,676,781
                                                                                 ==============      ==============

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Three Months Ended September 30,        Six Months Ended September 30,
                                        ----------------------------------      ----------------------------------
                                             2002                2001               2002                2001
                                        --------------      --------------      --------------      --------------

Sales:
  Systems                               $    3,182,493      $    1,338,238      $    4,955,938      $    3,434,026
  Maintenance                                2,829,061           2,939,387           5,570,156           5,664,091
  Supplies                                     810,394             334,722           1,451,231             547,986
                                        --------------      --------------      --------------      --------------
    Total sales                              6,821,948           4,612,347          11,977,325           9,646,104
                                        --------------      --------------      --------------      --------------

Cost of sales:
  Systems                                    2,284,043           1,610,447           4,098,185           3,346,541
  Maintenance                                1,997,957           2,065,576           4,177,274           4,093,727
  Supplies                                     648,220             259,524           1,187,195             419,266
                                        --------------      --------------      --------------      --------------
    Total cost of sales                      4,930,220           3,935,548           9,462,654           7,859,534
                                        --------------      --------------      --------------      --------------
Gross profit                                 1,891,728             676,799           2,514,671           1,786,569
                                        --------------      --------------      --------------      --------------

Operating expenses:
  Selling and administrative                 1,852,129           1,565,048           3,360,798           2,859,607
  Research and development                     230,868             238,348             430,726             558,556
                                        --------------      --------------      --------------      --------------
    Total operating expenses                 2,082,997           1,803,396           3,791,524           3,418,163
                                        --------------      --------------      --------------      --------------

Operating loss                                (191,269)         (1,126,597)         (1,276,853)         (1,631,594)
  Interest expense, net                        (16,611)           (171,255)            (19,423)           (328,835)
                                        --------------      --------------      --------------      --------------
Net loss                                $     (207,880)     $   (1,297,852)     $   (1,296,276)     $   (1,960,429)
                                        ==============      ==============      ==============      ==============

Net loss per share                      $        (0.01)     $        (0.30)     $        (0.07)     $        (0.46)
                                        ==============      ==============      ==============      ==============

Weighted average number of
  common shares outstanding                 19,380,621           4,291,769          19,376,526           4,291,769
                                        ==============      ==============      ==============      ==============

                           GUNTHER INTERNATIONAL LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                          2002                2001
                                                                      -------------      -------------

Operating activities:
  Net loss                                                            $  (1,296,276)     $  (1,960,429)
  Adjustments to reconcile net loss to net cash (used for)
  provided by operating activities:
    Depreciation and amortization                                           317,109            289,795
    Provision for doubtful accounts                                          18,161             23,000
    Interest accrued on related party note payable                               --            127,752
    Deferred directors' compensation                                         32,500             30,287
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (627,565)           851,896
      Inventories                                                          (199,196)           155,359
      Prepaid expenses                                                      (41,812)           (94,555)
      Accounts payable                                                      504,612            135,995
      Accrued expenses                                                        9,593            (30,901)
      Deferred service contract revenue                                     199,304            606,613
      Billings, costs and estimated earnings on
        uncompleted contracts, net                                         (456,724)           108,979
                                                                      -------------      -------------
        Net cash (used for) provided by operating activities             (1,540,294)           243,791
                                                                      -------------      -------------

Investing activities:
  Acquisitions of equipment and leasehold improvements                      (58,929)          (173,742)
                                                                      -------------      -------------
        Net cash used for investing activities                              (58,929)          (173,742)
                                                                      -------------      -------------

Financing activities:
  Repayment of notes payable and long-term debt                             (14,419)            (9,791)
  Proceeds from related party notes payable                               1,000,000                 --
  Transfer to restricted cash                                                (1,000)                --
                                                                                         -------------
        Net cash provided by (used for) financing activities                984,581             (9,791)
                                                                      -------------      -------------
Change in cash                                                             (614,642)            60,258
Cash, beginning of period                                                 1,119,790            759,393
                                                                      -------------      -------------
Cash, end of period                                                   $     505,148      $     819,651
                                                                      =============      =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                              $       8,270      $     104,891
  Cash paid for income taxes                                                 13,833             20,713

Supplemental Disclosure of Non-Cash Investing Activities:
  Equipment acquired for notes payable and capitalized leases         $          --      $      25,801

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

At September 30, 2002, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $1.3 million compared to $3.1 million at June 30, 2002 and $1.9 million at March 31, 2002.

At September 30, 2002, the Company had a deficiency in working capital of $1,746,000. For the six months ended September 30, 2002, the Company incurred a net loss of $1,296,000 and used cash of $1,540,000 in operating activities.

On July 3, August 7 and September 26, 2002, the Company borrowed $700,000, $100,000 and $200,000, respectively, from a shareholder and member of the Board of Directors to alleviate cash deficiencies. These borrowings were evidenced by 8% notes payable which are due on or before December 31, 2002. The Company subsequently repaid $100,000 of the notes on October 10, 2002.

The ability of the Company to continue as a going concern may be dependent upon obtaining long-term financing to support its liquidity needs until it achieves a sufficient order flow to generate profitable operating results and positive cash flows from operating activities. The accompanying financial statements do not include any adjustments to the amounts or classification of assets and liabilities which might be required should the Company be unable to continue its operations in the ordinary course of business.

3. SPARE PARTS:

During the quarter ended September 30, 2002, the Company was able to obtain for a nominal cost and use certain spare parts previously sold to customers. As a result, maintenance cost of sales was about $94,000 lower for the three and six month periods ended September 30, 2002 than they otherwise would have been.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to revenue recognition under sales contracts for the Company's high-speed assembly equipment using the percentage of completion method, asset valuation allowances (deferred income tax assets, slow moving and obsolete inventories and accounts receivable) and accruals for product warranty expense. The Company recognizes revenues under sales contracts for its high-speed assembly equipment based on the ratio of incurred costs to total estimated costs. To the extent these estimates change, sales will be affected in the period these changes are determined. The majority of contracts for high-speed assembly equipment are completed over no more than two quarters. Therefore, changes in revenue resulting from changes in estimates will be limited to a two quarter period on any one contract. Management continuously monitors uncompleted sales contracts, performing detailed analyses of costs incurred, and estimated costs to complete, in conjunction with measuring contract performance and recognizing contract revenues. Similarly, management critically evaluates the potential realization of deferred income tax benefits as well as the likely usefulness of its inventories and the collectibles of accounts receivable. Accruals for product warranty are based primarily on recent historical performance.

RESULTS OF OPERATIONS

Revenues -

Revenues for the three months ended September 30, 2002, increased to $6.8 million from $4.6 million for the three months ended September 30, 2001 (48%) and total revenues for the six month period ending September 30, 2002 increased 24%, to $12.0 million from $9.6 million for the six months ended September 30, 2001.

System revenues consist of sales of high-speed inserter assembly systems, upgrades to previously sold systems and inc.jet imager systems. System revenues for the three months ended September 30, 2002 increased $1.9 million (138%) to $3.2 million from $1.3 million for the same period ended September 30, 2001. Revenues also increased from $3.4 million for the six months ended September 30, 2001 to $5.0 million for the six months ended September 30, 2002, an increase of $1.6 million (44%).

The Company uses the percentage of completion method for recognizing revenue on high-speed inserter assembly systems which results in a timing difference between the order and revenue recognition. As a result, while actual orders recorded for the six months ended September 30, 2001 were slightly higher than for the same period in fiscal year 2003, revenues recognized year to date in fiscal 2003 exceeded those for the same period in fiscal year 2002 primarily due to a higher rate of orders recorded in the first quarter of fiscal 2003 ($2.7 million) than in the preceding year ($450,000). A summary of orders, revenue recognized and backlog for the each of the last four fiscal quarters for the high-speed assembly systems and related upgrades is as follows:

                                                 (in millions)

                                     September 30, 2002     June 30, 2002        March 31, 2002      December 31, 2001
                                     ------------------     -------------        --------------      -----------------
Backlog, beginning of period              $  3.1               $  1.9               $  2.3               $  2.5
Orders                                       1.2                  2.7                  1.6                  2.0
Revenue recognized                          (3.0)                (1.5)                (2.0)                (2.2)
Backlog, end of period                    $  1.3               $  3.1               $  1.9               $  2.3


Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Based on the order backlog as of September 30, 2002, the Company believes that third quarter revenues recognized for high-speed assembly systems will be lower than the second quarter revenues stated above.

inc.jet imager revenues for the three months ended September 30, 2002 compared to the same period in fiscal 2002 decreased $130,000, or 36%, from $361,000 to $231,000. For the six months ended September 30, 2001 and 2002, respectively, imager revenues fell from $765,000 to $464,000, a decrease of 39%. Management believes that this decrease is the result of customers deferring orders in anticipation of the release of the Company's new jet.engine imager in the third quarter.

Maintenance revenues consist of contracted maintenance, repair parts sales and other miscellaneous service revenues. Maintenance service contract revenue increased $139,000 and $294,000, to $2.7 million and $5.4 million, respectively, for the quarter and six months ended September 30, 2002 compared to the same periods in fiscal 2002. This resulted from additional contracts sold with new machine installations and normal contract price increases. Other service revenues fell from $337,000 to $89,000, respectively, for the quarters ended September 30, 2001 and 2002 and from $562,000 to $174,000, respectively, for the six months ended September 30, 2001 and 2002. The high level of other service revenues in fiscal 2002 related primarily to the conversion of a customer to self-maintenance resulting in increased parts and training revenues and revenues related to the physical move of a customer location involving seven machines.

Supplies revenues consist of ink cartridges, bladders and miscellaneous parts and supplies related to inc.jet. Revenues have increased 142%, to $810,000 from $335,000, quarter over quarter and from $548,000 to $1,451,000 (165%) for the six months ended September 30, 2001 and 2002, respectively as a result of aggressive pricing and a marketing campaign begun in fiscal 2002 to target the dealer market.

Gross Profit -

Total gross profit increased to 28% from 15% and 21% from 19%, respectively, for the quarter and six months ended September 30, 2002 and 2001.

The gross profit on system revenues increased to 28% ($898,000) from a loss of $272,000 (-20%) for the three months ended September 30, 2002 and 2001 and also increased to 17% ($858,000) from 3% ($87,000) for the six months ended September 30, 2002 and 2001, respectively.

The gross profit on high-speed inserter assemblies increased to a profit of $750,000 (25%) from a loss of $542,000 quarter over quarter. For the six months ended September 30, the gross profit on high-speed inserters increased to a profit of $568,000 (13%) from a loss in the comparable six month period of $456,000.

inc.jet imager gross profit decreased for the quarters and six months ended September 30, 2001 and 2002 from $269,000 (75%) to $147,000 (64%) and $544,000
(71%) to $289,000 (62%), respectively, as a result of lower sales volume and price pressure in advance of the jet.engine introduction.

The gross profit on maintenance revenues decreased by $42,000 (from 30% to 29%) for the three months ended September 30, 2001 and 2002. For the six months ended September 30, 2001 and 2002, maintenance profits decreased by $177,000 from 28% to 25%, respectively. This net decrease is primarily attributable to the decline in other service revenue as a result of the conversions to self-maintenance and physical move of a customer in fiscal 2002 as described above. Offsetting this decrease, the Company realized a reduction in parts cost of sales of $94,000 for the three and six months ended September 30, 2002 as a result of the use of certain spare parts obtained for a nominal cost as discussed in Note 3 of the "Notes to Condensed Consolidated Financial Statements" above. Future reductions in maintenance cost of sales based on similarly obtained parts are expected to range from $1 million to $2.4 million over the next several years.

In terms of dollars, inc.jet supply gross profits have increased by $87,000 from the quarter ended September 2001 to the quarter ended September 2002 and from $129,000 to $264,000 for the six months ended September 2001 and 2002, respectively as a result of higher sales volume. In terms of percentage, however, inc.jet supplies gross profits have declined from 22% to 20% quarter over quarter and from 24% to 18% for the six months ended September 30, 2001 and 2002, respectively, primarily as a result of price pressure in the marketplace as well as an increase in sales volume to dealers generating lower margins.

Expenses -

Selling and administrative expenses increased $287,000 and $501,000 for the three and six months ended September 30, 2002. Selling and administrative expenses, as a percentage of total revenues, for the three and six months ended September 30, 2002 were 27% and 28%, respectively, compared to 34% and 30% for the same periods in fiscal 2002. The quarter over quarter increase is attributable to an increase in expenses related to inc.jet ($119,000), an increase in employee health care costs ($115,000) related to higher than expected claims experience and the run-out of claims under a previous self-insured health insurance plan and a $55,000 increase in selling and marketing costs. For the four month period, from June 1 to September 30, 2002, Company incurred $294,000 of insurance claims under this self-insured plan including twelve major claims totaling over $136,000. The increase in sales and marketing costs relate to a number of factors, the most relevant being an increase in commissions ($52,000) primarily due to the timing of equipment orders received and an increase in show expenses ($62,000) primarily related to the "Series W" roll-out. These increases were offset somewhat by lower salary expense ($33,000) and lower travel expenses ($24,000). The increase in selling and administrative costs of $501,000 from the six months ended September 30, 2001 to the same period for 2002 is the result of: an increase in inc.jet sales, marketing and administrative costs of $281,000 as a result of the ramp-up of the business in the second quarter of fiscal year 2002; increases in health insurance costs ($155,000), commissions ($89,000), and show expenses ($57,000) as discussed above; offset by a reduction in professional service fees of $52,000. Professional service fees in fiscal 2002 were related to the implementation of the Company's management information system.

Research and development expenses for the second quarter of fiscal 2003 and year to date have decreased $7,000 and $128,000 from the comparable periods in fiscal 2002 as a result of the wind-down of the development of both the Series W high-speed sorter and the inc.jet jet.engine imager.

Interest expense declined substantially between the three and six month periods ended September 30, 2002 and 2001 as a result of the extinguishment of the debt owed to Gunther Partners, LLC and various other parties in November of 2001.

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

Under the Company's normal sales policy, approximately 50% of the sales price of each high-speed assembly system is received by the Company within 30 days from the time an order is placed; approximately 40% is received at the time the system is shipped and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders. In general, the Company's cash flows from operating activities are significantly affected by the timing of the billings of customer receivables and the payments to vendors for systems under production.

At September 30, 2002, the Company had a deficiency in working capital of $1,746,000. For the six months then ended, the Company incurred a net loss of $1,296,000 and used cash of $1,540,000 in operating activities. The Company's liquidity position through the first six months of the year has been adversely affected by several factors. Of most significance, there was an unexpected delay on a contract deposit of $610,000, a portion of which was collected subsequent to the end of this quarter. The remainder of this payment as well as the balance due on the contract will ultimately be collected during the third quarter of fiscal 2003. The Company, as of September 1, 2002, switched from a self-insured employee medical plan to a fully insured plan. During this time, the Company has incurred substantial additional cash requirements as a result of higher claims experience and the run-out of claims under the prior plan as well as funding the current premiums under the new plan. Additionally, as a result of the increase in inc.jet sales volume, the Company's cash flow has been adversely affected by the funding of increased inc.jet inventories and receivables required to support the growth.

As a result of the cash deficiency caused by the foregoing factors, on July 3, August 7 and September 26, 2002, the Company borrowed $700,000, $100,000 and $200,000, respectively, from a shareholder and member of the Board of Directors to alleviate cash deficiencies. These borrowings were evidenced by 8% notes payable which are due on or before December 31, 2002. Subsequent to the end of the quarter, on October 10, 2002, the Company repaid $100,000 of the notes payable

At September 30, 2002, while the revenue backlog for high-speed assembly system and upgrade orders was $1.3 million, the associated unbilled receivables relating to these contracts was $2.1 million. In addition, subsequent to September 30, the Company received an additional order and a 50% deposit for a high-speed assembly system. Assuming high-speed assembly system sales achieve budgeted levels, management expects to receive approximately $1,600,000 in additional contract payments during the third fiscal quarter and $2,400,000 in contract payments during the fourth fiscal quarter. Management believes that these amounts, when aggregated with other scheduled receipts, are expected to be sufficient to fund the Company's operations during the balance of the fiscal year, including the repayment of the shareholder loans.

While management believes that it may have sufficient cash to fund its obligations throughout the balance of the fiscal year, at the same time, the Company believes that the timing of the cash receipts could be such that it may need to borrow additional funds during the remainder of the year to cover short-term deficiencies in its cash position. Should the Company experience a shortfall in its cash position, the Company has been assured by the shareholder and Gunther Partners, LLC that, if required, the existing notes payable can be renewed for an additional period of time and, also, that additional funds will be provided so as to assure the Company's liquidity.

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

INFLATION

The effect of inflation on the Company has not been significant during the last two years.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: (i) general economic conditions and growth rates in the finishing and related industries; (ii) competitive factors and pricing pressures; (ii) changes in the Company's product mix; (iii) technological obsolescence of existing products and the timely development and acceptance of new products; (iv) inventory risks due to shifts in market demands; (v) component constraints and shortages; (vi) the continued improvement and expansion of manufacturing capacity and efficiency; (vii) the continued availability of financing; (viii) the ability to generate increased sales meeting or exceeding projected levels; (ix) continued adherence with the Company's current pricing policy, which generally calls for the payment of a 50% deposit on all orders of high-speed assembly systems; and (ix) the timely receipt of customer payments on or near the due dates for such payments. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

ITEM 3. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the

90 day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Gunther International Ltd. (including subsidiaries) required to be included in this quarterly report on Form 10-QSB

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                           GUNTHER INTERNATIONAL LTD.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the quarter ended September 30, 2002, the Company credited an aggregate of 76,090 shares of Common Stock to the accounts of seven directors who were participating in the Gunther International Ltd. Directors' Equity Plan (the "Plan"). In accordance with the terms of the Plan, each participating director is entitled to receive grants of Common Stock in lieu of a quarterly cash retainer. The number of shares which each director is entitled to receive each fiscal quarter is equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock as of the last business day of the quarter. The fair market value of the Common Stock on the last business day of the quarter was $0.23 per share. Each director elected to defer receipt of the shares credited to his account. No underwriters were used in connection with any of the foregoing transactions and, accordingly, there were no underwriting discounts or commissions. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and the rules and regulations promulgated there under.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A. The 2002 Annual Meeting of Stockholders was held on September 12, 2002 at the Company's corporate office in Norwich, Connecticut.

     B.   The following individuals were elected as directors at the Annual
          Meeting:

         Name                               Votes For              Votes Withheld
         ----                               ---------              --------------
         James A. Cotter, Jr.               19,220,707                 13,810
         Edward F. Hacker                   19,220,707                 13,810
         J. Kenneth Hickman                 19,220,707                 13,810
         Steven S. Kirkpatrick              19,220,707                 13,810
         Gerald H. Newman                   19,188,024                 46,493
         Marc I. Perkins                    19,220,707                 13,810
         Robert Spiegel                     19,220,707                 13,810
         Thomas M. Steinberg                19,220,707                 13,810

     C. Adoption of the Gunther International Ltd. Stock Option Plan was ratified by a vote of 18,917,249 for, 312,709 against and 4,559 abstentions.

     D. Adoption of an amendment to the Gunther International Ltd. Directors' Equity Plan was ratified by a vote of 18,912,249 for, 318,903 against and 3,365 abstentions.

ITEM 5. OTHER INFORMATION.

          Gerald H. Newman resigned as a member of the Board of Directors of the Company, effective as of October 9, 2002. The resignation did not result from any disagreement with the Company.

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

      10.1 Promissory Note, dated September 26, 2002, made by the registrant to the order of Robert Spiegel.

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

                           GUNTHER INTERNATIONAL LTD.
                                  (Registrant)



       /s/ John K. Carpenter                    Date: November 13, 2002
    -------------------------

       John K. Carpenter
       Chief Financial Officer and Treasurer
       (On behalf of the Registrant and as
       Principal Financial and Accounting Officer)

                            RULE 13A-14 CERTIFICATION

                                  CERTIFICATION

I, Marc I. Perkins, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gunther International Ltd;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                   /s/ Marc I. Perkins
                                                   ----------------------------
                                                   Marc I. Perkins
                                                   Chief Executive Officer

                            RULE 13A-14 CERTIFICATION

                                  CERTIFICATION

I, John K. Carpenter, certify that:

     2. I have reviewed this quarterly report on Form 10-QSB of Gunther International Ltd;

     3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     5. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

     6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     7. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                        /s/ John K. Carpenter
                                        ---------------------------------------
                                        John K. Carpenter
                                        Senior Vice President, Chief Financial
                                        Officer, Treasurer and Secretary