Form 10QSB
period 2002-12-31
GUNTHER INTERNATIONAL LTD
filed 2003-02-06
CIK 913600

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended  December 31, 2002.

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

                     YES  X                           NO


The number of shares of the Registrant's Common stock outstanding as of January 31, 2003 was 19,428,428.

Transitional Small Business Disclosure Format (check one):

                      YES                             NO  X

                           GUNTHER INTERNATIONAL LTD.

                                      INDEX

                                                                            Page
                                                                            ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.      Financial Statements - (unaudited)

             Condensed Consolidated Balance Sheets as of December 31,
               2002 and March 31, 2002                                         3

             Condensed Consolidated Statements of Operations for the
               three and nine months ended December 31, 2002 and 2001          5

             Condensed Consolidated Statements of Cash Flows for the
               nine months ended  December 31, 2002 and 2001                   6

             Notes to Condensed Consolidated Financial Statements              7

Item 2.      Management's Discussion and Analysis or Plan of Operation         8

Item 3.      Controls and Procedures                                          12


                           PART II - OTHER INFORMATION

Item 1.      Changes in securities and use of proceeds                        13

Item 2.      Other Information                                                13

Item 3.      Exhibits and Reports on Form 8-K                                 13

Signatures                                                                    14

                    PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31, 2002       March 31, 2002
                                                    -----------------       --------------
Assets
Current Assets:
  Cash                                                  $   524,857           $ 1,119,790
  Restricted cash                                           101,489               100,054
  Accounts receivable, less allowance                     1,450,608               849,059
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                    204,029               776,278
  Inventories                                             1,806,279             1,666,462
  Prepaid expenses                                          266,849               228,265
                                                        -----------           -----------
      Total current assets                                4,354,111             4,739,908
                                                        -----------           -----------

Equipment and Leasehold Improvements:
  Machinery and equipment                                 2,135,597             2,230,914
  Furniture and fixtures                                    548,770               505,939
  Leasehold improvements                                    153,612               135,962
                                                        -----------           -----------
                                                          2,837,979             2,872,815
    Accumulated depreciation and amortization            (1,977,591)           (1,518,098)
                                                        -----------           -----------
                                                            860,388             1,354,717
                                                        -----------           -----------

Other Assets:
  Goodwill                                                2,551,429             2,551,429
  Other, net of amortization                                 19,927                30,727
                                                        -----------           -----------
                                                          2,571,356             2,582,156
                                                        -----------           -----------
                                                        $ 7,785,855           $ 8,676,781
                                                        ===========           ===========

Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt                  $    27,842           $    27,842
  Notes payable to related parties                        1,100,000                    --
  Accounts payable                                        1,459,242             1,977,539
  Accrued expenses                                        1,136,955             1,188,462
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       192,887               515,903
  Deferred service contract revenue                       2,237,322             1,888,830
                                                        -----------           -----------
      Total current liabilities                           6,154,248             5,598,576
                                                        -----------           -----------

Long-term debt, less current maturities                      40,790                62,078
                                                        -----------           -----------
    Total liabilities                                     6,195,038             5,660,654
                                                        -----------           -----------

Commitments and contingencies

Stockholders' Equity:
  Preferred Stock, $.001 par value: 500,000 shares
    authorized; none issued                                      --                    --
  Common Stock, $.001 par value: 32,000,000 shares
    authorized; 20,300,190 shares issued at
    December 31, 2002 and 20,291,769 shares issued
    at March 31, 2002, including shares held in
    treasury                                                 20,300                20,292
  Treasury stock, at cost (919,569 shares)                 (137,935)             (137,935)
  Additional paid-in capital                             20,052,660            20,005,119
  Accumulated deficit                                   (18,344,208)          (16,871,349)
                                                       ------------           -----------
    Total Stockholders' Equity                            1,590,817             3,016,127
                                                       ------------           -----------
                                                       $  7,785,855           $ 8,676,781
                                                       ============           ===========

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended December 31,        Nine Months Ended December 31,
                                    -------------------------------        ------------------------------
                                         2002              2001               2002               2001
                                         ----              ----               ----               ----
Sales:
  Systems                           $  1,891,523       $  2,590,526       $  6,847,461       $  6,024,552
  Maintenance                          2,893,061          2,721,967          8,463,217          8,386,058
  Supplies                               830,462            364,091          2,281,693            912,077
                                    ------------       ------------       ------------       ------------
      Total sales                      5,615,046          5,676,584         17,592,371         15,322,687
                                    ------------       ------------       ------------       ------------
Cost of sales:
  Systems                              1,480,697          2,072,479          5,578,882          5,419,020
  Maintenance                          1,860,493          1,897,977          6,037,767          5,991,704
  Supplies                               691,854            288,831          1,879,049            708,097
                                    ------------       ------------       ------------       ------------
      Total cost of sales              4,033,044          4,259,287         13,495,698         12,118,821
                                    ------------       ------------       ------------       ------------
Gross profit                           1,582,002          1,417,297          4,096,673          3,203,866
                                    ------------       ------------       ------------       ------------

Operating expenses:
  Selling and administrative           1,554,504          1,302,108          4,915,302          3,995,820
  Research and development               182,792            371,905            613,518          1,096,356
                                    ------------       ------------       ------------       ------------
      Total operating expenses         1,737,296          1,674,013          5,528,820          5,092,176
                                    ------------       ------------       ------------       ------------

Operating loss                          (155,294)          (256,716)        (1,432,147)        (1,888,310)
  Interest expense, net                  (21,289)          (131,585)           (40,712)          (460,420)
                                    ------------       ------------       ------------       ------------
Loss before extraordinary item          (176,583)          (388,301)        (1,472,859)        (2,348,730)
Extraordinary item - gain on
  extinguishment of debt                      --          1,410,868                 --          1,410,868
                                    ------------       ------------       ------------       ------------
Net income (loss)                   $   (176,583)      $  1,022,567       $ (1,472,859)      $   (937,862)
                                    ============       ============       ============       ============

Income (loss) per share:            $      (0.01)      $      (0.04)      $      (0.08)      $      (0.39)
Loss before extraordinary item
Extraordinary item - gain on
  extinguishment of debt                      --               0.15                 --               0.24
                                    ------------       ------------       ------------       ------------
Net income (loss)                   $      (0.01)      $       0.11       $      (0.08)      $      (0.15)
                                    ============       ============       ============       ============
Weighted average number of
  common shares outstanding           19,380,621          9,318,579         19,377,895          5,967,372
                                    ============       ============       ============       ============

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended December 31,
                                                                ------------------------------
                                                                    2002              2001
                                                                    ----              ----
Operating activities:
  Net loss                                                      $(1,472,859)      $  (937,862)
    Adjustments to reconcile net loss to net cash used for
      operating activities:
    Depreciation and amortization                                   470,293           444,145
    Provision for doubtful accounts                                  29,517            35,000
    Interest accrued on related party note payable                   36,022            42,456
    Gain on extinguishment of debt                                       --        (1,410,868)
    Loss on disposal of equipment                                        --            30,287
    Deferred directors' compensation                                 47,549            40,000
    Changes in operating assets and liabilities:
      Accounts receivable                                          (631,067)          797,839
      Inventories                                                    (7,566)          423,375
      Prepaid expenses                                              (38,584)            7,326
      Accounts payable                                             (518,297)         (342,357)
      Accrued expenses                                              (87,529)         (203,112)
      Deferred service contract revenue                             348,492          (487,271)
      Billings, costs and estimated earnings on
        uncompleted contracts, net                                  249,233           296,970
                                                                -----------       -----------
        Net cash used for operating activities                   (1,574,796)       (1,264,072)
                                                                -----------       -----------

Investing activities:
  Acquisitions of equipment and leasehold improvements              (97,414)         (388,157)
                                                                -----------       -----------
        Net cash used for investing activities                      (97,414)         (388,157)
                                                                -----------       -----------

Financing activities:
  Repayment of notes payable and long-term debt                     (21,288)       (5,688,724)
  Proceeds from note payable and long-tern debt                   1,100,000           300,000
  Proceeds from sale of stock                                            --         7,817,128
  Purchase of treasury stock                                             --          (137,935)
  Transfer to restricted cash                                        (1,435)               --
                                                                -----------       -----------
        Net cash provided by financing activities                 1,077,277         2,290,469
                                                                -----------       -----------
Change in cash                                                     (594,933)          638,240
Cash, beginning of period                                         1,119,790           759,393
                                                                -----------       -----------
Cash, end of period                                             $   524,857       $ 1,397,633
                                                                ===========       ===========

Supplemental Cash Flow Information:
  Cash paid for interest                                        $     3,956       $   390,959
  Cash paid for income taxes                                    $    13,853       $    27,028
  Equipment acquired for notes payable and capital leases       $        --       $    25,801

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

Certain prior period amounts have been reclassified to conform to the current presentation, including a "Series W" system, at a value of $132,000, which was included in machinery and equipment at March 31, 2002 but was reclassified to inventories as of June 30, 2002.

2. LIQUIDITY:

The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), financing arrangements with banks and other third parties (including affiliates), and, from time to time, sales of its equity securities.

Under the Company's normal sales policy pertaining to high-speed inserter assembly systems, approximately 50% of the sales price of each system is received by the Company within 30 days from the time an order is placed; approximately 40% is received at the time the system is shipped and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders.

At December 31, 2002, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $519,000 compared to $1.3 million at September 30, 2002 and $1.9 million at March 31, 2002.

At December 31, 2002, the Company had a deficiency in working capital of $1,800,000. For the nine months ended December 31, 2002, the Company incurred a net loss of $1,473,000 and used cash of $1,575,000 in operating activities.

On July 3, August 7, September 26 and November 19, 2002 the Company borrowed $700,000, $100,000, $200,000 and $200,000, respectively, from Mr. Robert
Spiegel, a shareholder and member of the Board of Directors, to alleviate cash deficiencies. These borrowings were evidenced by 8% notes payable which were due on or before December 31, 2002. The Company repaid the $100,000 note on October 10, 2002.

Prior to December 31, 2002, the Company renegotiated the three remaining notes with a face value of $1,100,000 consolidating them into one note bearing interest at the same rate and extending the due date to December 31, 2003. On January 31, 2003, Mr. Spiegel assigned this note to Gunther Partners LLC.

The ability of the Company to continue as a going concern is dependent upon obtaining ongoing financing to support its liquidity needs until it achieves a sufficient order flow to generate profitable operating results and positive cash flows from operating activities. The accompanying financial statements do not include any adjustments to the amounts or classification of assets and liabilities which might be required should the Company be unable to continue its operations in the ordinary course of business.

3. SPARE PARTS:

During the three and nine month periods ended December 31, 2002, the Company was able to obtain for a nominal cost and use certain spare parts previously sold to customers. As a result, maintenance cost of sales were about $249,000 and $343,000 lower for the three and nine month periods ended December 31, 2002, respectively, than they otherwise would have been.

4. STOCK BASED COMPENSATION:

At December 31, 2002, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was recognized in operating income since all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro forma effect as if the Company had applied the fair value recognition provisions of FASB No. 123, Accounting for Stock-based Compensation, to stock based employee compensation.

                                                  Three Months Ended                  Nine Months Ended
                                                     December 31,                        December 31,
                                                     ------------                        ------------
                                                2002              2001              2002              2001
                                                ----              ----              ----              ----
Net income (loss), as reported              $  (176,583)      $ 1,022,567       $(1,472,859)      $  (937,862)
Stock-based employee compensation
  expense determined under fair value
  based method for all rewards, net of
  related tax effects                           (21,000)          (43,000)          (61,000)         (128,000)
                                            -----------       -----------       -----------       -----------
Pro forma net income (loss)                 $  (197,583)      $   979,567       ($1,533,859)      ($1,065,862)
                                            ===========       ===========       ===========       ===========

Per share:
  As reported                               $     (0.01)      $      0.11       $     (0.08)      $     (0.15)
                                            ===========       ===========       ===========       ===========
  Pro forma                                 $     (0.01)      $      0.11       $     (0.08)      $     (0.18)
                                            ===========       ===========       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operating results may be affected by certain accounting estimates. The most sensitive and significant accounting estimates in the financial statements relate to revenue recognition under sales contracts for the Company's high-speed assembly equipment using the percentage of completion method, asset valuation allowances (deferred income tax assets, slow moving and obsolete inventories and accounts receivable) and accruals for product warranty expense. The Company recognizes revenues under sales contracts for its high-speed assembly equipment based on the ratio of incurred costs to total estimated costs. To the extent these estimates change, sales will be affected in the period these changes are determined. The majority of contracts for high-speed assembly equipment are completed over no more than two quarters. Therefore, changes in revenue resulting from changes in estimates will be limited to a two quarter period on any one contract. Management continuously monitors uncompleted sales contracts, performing detailed analyses of costs incurred, and estimated costs to complete, in conjunction with measuring contract performance and recognizing contract revenues. Similarly, management critically evaluates the potential realization of deferred income tax benefits as well as the likely usefulness of its inventories and the collectibility of accounts receivable. Accruals for product warranty are based primarily on recent historical performance. There were no significant changes in estimates for any period presented.

RESULTS OF OPERATIONS

Sales  -
Total sales for the three months ended December 31, 2002, declined slightly to $5.6 million from $5.7 million for the three months ended December 31, 2001. Total sales for the nine month period ending December 31, 2002 increased 15%, to $17.6 million from $15.3 million for the nine months ended December 31, 2001.

System sales consist of sales of high-speed inserter assembly systems, upgrades to previously sold systems and inc.jet imager systems. System sales for the three months ended December 31, 2002 decreased $0.7 million to $1.9 million from $2.6 million for the same period ended December 31, 2001. System sales for the nine months ended December 31, 2002 increased to $6.8 million from $6.0 million for the nine months ended December 31, 2001.

The Company uses the percentage of completion method for recognizing revenue on high-speed inserter assembly systems which results in a timing difference between the receipt of the order and revenue recognition. Through the first three quarters of this fiscal year, the Company had approximately the same volume of orders including backlog as during the comparable period of the last fiscal year. However, revenue recognition for the high-speed inserter systems year to date for the current fiscal year is $1.2 million higher ($6.1 million) than for the comparable period ended December 31, 2001 ($4.9 million). This is the result of the timing of the receipt of the orders. The Company entered fiscal 2003 with a higher backlog than the previous fiscal year; in addition, orders received in the first quarter of fiscal 2003 ($2.5 million) far outpaced the orders received in the comparable period of the prior fiscal year ($0.5 million). This resulted in higher revenue recognition during the first three quarters of fiscal 2003 as compared to the comparable period in fiscal 2002. However, over the past two quarters, the Company has seen the effects of the current slump in the economy, with orders in the third quarter ($0.8 million) substantially lower than the comparable period last year ($2.0 million). This has resulted in lower revenue recognition in the current quarter. A summary of orders, revenue recognized and backlog for the each of the last four fiscal quarters for the high-speed assembly systems and related upgrades is as follows:

                                                     (in millions)
                                  12/31/2002     9/30/2002     6/30/2002     3/31/2002
                                  ----------     ---------     ---------     ---------
Backlog, beginning of period        $  1.3         $  3.1       $  1.9         $  2.3
Orders                                 0.8            1.2          2.7            1.6
Revenue recognized                    (1.6)          (3.0)        (1.5)          (2.0)
Backlog, end of period              $  0.5         $  1.3       $  3.1         $  1.9

Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Based on the order backlog as of December 31, 2002, the Company believes that fourth quarter revenues recognized for high-speed assembly systems will be lower than the third quarter revenues stated above.

Sales of inc.jet imagers for the three months ended December 31, 2002 compared to the same period in fiscal 2002 decreased $80,000, from $340,000 to $260,000. For the nine months ended December 31, 2001 and 2002, respectively, imager sales fell from $1.1 million to $0.7 million. Management believes that the decrease has been the result of customers deferring orders in anticipation of the release of the Company's new jet.engine imager. With the release of the new imager during the third quarter, the Company expects sales to begin to increase during the fourth quarter. However, the Company does not anticipate generating significant jet.engine sales until the next fiscal year due to normal delays in the "ramp-up" of production.

Maintenance sales consist of contracted maintenance, repair parts sales and other miscellaneous service sales. Maintenance service contract sales increased $251,000 and $545,000, to $2.8 million and $8.2 million, respectively, for the three month and nine month periods ended December 31, 2002 compared to the same periods in fiscal 2002. This increase resulted from additional contracts sold with new machine installations and normal contract price increases. Other service sales fell from $186,000 to $106,000, respectively, for the quarters ended December 31, 2001 and 2002 and from $748,000 to $280,000, respectively, for the nine months ended December 31, 2001 and 2002. The high level of other service sales in fiscal 2002 related primarily to the conversion of a customer to self-maintenance resulting in increased parts and training sales and sales related to the physical move of a customer location involving seven machines.

Supplies sales consist of ink cartridges, bladders and miscellaneous parts and supplies related to inc.jet. Sales have increased 128%, to $830,000 from $360,000, quarter over quarter and from $900,000 to $2,300,000 (150%) for the nine months ended December 31, 2001 and 2002, respectively, as a result of aggressive pricing and a marketing campaign begun in fiscal 2002 to target the dealer market.

Gross Profit  -
Total gross profit increased to 28% from 24% and to 23% from 21%, respectively, for the quarter and nine months ended December 31, 2002 and 2001.

The gross profit percentage on system sales increased to 22% ($411,000) from 19% ($490,000) for the three months ended December 31, 2002 and 2001and from 10% ($579,000) to 19% ($1,269,000) for the nine months ended December 31, 2001 and 2002, respectively. The higher margin rates in fiscal 2003 resulted from greater production efficiencies. The lower margin dollars for the third quarter of fiscal 2003 was a direct result of the decline in orders between the two years for both high speed inserters and inc.jet imagers, whereas the higher margin dollars reflect the timing of the orders received between the two fiscal years as discussed above.

The gross profit percentage on high-speed inserter assemblies increased to 16% from 11% on the same gross profit dollars ($250,000) for the quarters ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, the gross profit on high-speed inserters increased to a profit of $821,000 (13%) from a loss of $206,000 in the comparable nine month period ended December 31, 2001.

inc.jet imager gross profit decreased for the quarters and nine months ended December 31, 2001 and 2002 from $241,000 (70%) to $158,000 (60%) and $785,000
(71%) to $447,000 (62%), respectively, as a result of lower sales volume and price pressure in advance of the jet.engine introduction.

The gross profit on maintenance revenues increased $208,000 (from 30% to 36%) for the three months ended December 31, 2002 and 2001. For the nine months ended December 31, 2001 and 2002, maintenance profits were stable at 29% (an increase of $30,000). The increase in gross margin in the third quarter of FY2003 over the same period in fiscal year 2002 is the direct result of the use of certain spare parts obtained for a nominal cost as discussed in Note 3 of the "Notes to Condensed Consolidated Financial Statements" above resulting in a reduction in parts cost of sales of $249,000 and $343,000 for the three and nine months ended December 31, 2002, respectively. Future reductions in maintenance cost of sales based on similarly obtained parts are expected to range from $0.5 million to $1.0 million over the next several years.

In terms of dollars, inc.jet supply gross profits have increased by $63,000 from the quarter ended December 31, 2001 to the quarter ended December 31, 2002, and from $204,000 to $403,000 for the nine months ended December 2001 and 2002, respectively as a result of higher sales volume. In terms of percentage, however, inc.jet supplies gross profits have declined from 21% to 17% quarter over quarter and from 22% to 18% for the nine months ended December 31, 2001 and 2002, respectively, primarily as a result of price pressure in the marketplace as well as an increase in sales volume to dealers generating lower margins.

Expenses -
Selling and administrative expenses increased $151,000 and $652,000 for the three and nine months ended December 31, 2002. Selling and administrative expenses, as a percentage of total revenues, for the three and nine months ended December 31, 2002 were 28%, compared to 25% and 28% for the same periods in fiscal 2002. The quarter over quarter increase is attributable to an increase in expenses related to inc.jet ($100,000), an increase in professional fees ($80,000) offset by a decrease in computer expenses ($35,000). In the quarter ended December 31, 2001, the Company charged certain legal and professional fees related to the Company's November 2001 rights offering which had previously been expensed against the proceeds of the offering. This resulted in lower than normal expenses for the quarter. The decrease in computer expense is related to the installation of the Company's management information system in fiscal 2002. The increase in selling and administrative costs of $652,000 from the nine months ended December 31, 2001 to the same period for 2002 is primarily the result of an increase in inc.jet sales, marketing and administrative costs of $482,000. The cause for the increase is twofold: (1) in general, expenses were lower in fiscal 2002 as a result of the ramp-up of the business in the second quarter of the fiscal year; (2) in fiscal 2003, significant expenses were incurred on the development of the "jet.engine" imager. The remainder of the increase in SG&A is related to increased health insurance costs ($150,000) and other miscellaneous expense increases.

Research and development expenses for the third quarter of fiscal 2003 and year to date have decreased $72,000 and $76,000, respectively, from the comparable periods in fiscal 2002 as a result of decreased costs related to the development of the Series W high-speed sorter.

Interest expense declined substantially between the three and nine month periods ended December 31, 2002 and 2001 as a result of the extinguishment of the debt previously owed to Gunther Partners, LLC and various other parties in connection with the Company's November 2001 rights offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), financing arrangements with banks and other third parties (including affiliates) and, from time to time, sales of its equity securities.

Under the Company's normal sales policy pertaining to high-speed inserter assembly systems, approximately 50% of the sales price of each high-speed assembly system is received by the Company within 30 days from the time an order is placed; approximately 40% is received at the time the system is shipped and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders. In general, the Company's cash flows from operating activities are significantly affected by the timing of the billings of customer receivables and the payments to vendors for systems under production.

At December 31, 2002, the Company had a deficiency in working capital of $1,800,000. For the nine months then ended, the Company incurred a net loss of $1,473,000 and used cash of $1,575,000 in operating activities. The Company's liquidity position through the first nine months of the current fiscal year has been adversely affected by several factors. The most significant factor contributing to the cash shortfall is the slowdown in the number of orders received. The Company is experiencing a reduced order level as a result of the current slowdown in the economy. Through the end of September, the Company had received the same number of orders for equivalent units as in the previous fiscal year. However, in the third quarter, the number of orders has decreased from the prior year level with only two new equivalent units in the quarter compared to five in the comparable quarter of the prior fiscal year. Also, the Company, as of September 1, 2002, switched from a self-insured employee medical plan to a fully insured plan. During this time, the Company has incurred substantial additional costs as a result of higher claims experience and the run-out of claims under the prior plan as well as funding the current premiums under the new plan. Additionally, as a result of the increase in inc.jet sales volume, the Company's cash flow has been adversely affected by the funding of inc.jet inventories and receivables required to support the growth of the inc.jet business.

On July 3, August 7, September 26 and November 19, 2002 the Company borrowed $700,000, $100,000, $200,000 and $200,000, respectively, from Mr. Robert
Spiegel, a shareholder and member of the Board of Directors, to alleviate cash deficiencies. These borrowings were evidenced by 8% notes payable which were due on or before December 31, 2002. The Company repaid the $100,000 note on October 10, 2002.

Prior to December 31, 2002, the Company renegotiated the three remaining notes with a face value of $1,100,000 consolidating them into one note bearing interest at the same rate and extending the due date to December 31, 2003. On January 31, 2003, Mr. Spiegel assigned this note to Gunther Partners LLC.

Management believes that unless it sees a significant change in the number of system orders in the fourth quarter, it may not have sufficient cash to fund its obligations throughout the balance of the fiscal year which would result in additional borrowings. The Company also believes that the timing of the cash receipts could be such that it may need to borrow additional funds during the remainder of the year to cover short-term deficiencies in its cash position. Should the Company experience a shortfall in its cash position, the Company has been assured orally by a shareholder and Gunther Partners, LLC that, if required, additional funds will be provided so as to permit the Company to fund its obligations.

The Company's cash needs may be affected by a number of factors many of which are beyond the control of management. See "Forward Looking Statements," below. Thus, there can be no assurance that the Company will not need significantly more cash than is presently forecasted by management or that the Company's current and expected sources of cash will be sufficient to fund the Company's ongoing operations.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including subsidiaries) that is required to be included in this quarterly report on Form 10-QSB

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                           GUNTHER INTERNATIONAL LTD.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      During the quarter ended December 31, 2002, the Company credited an aggregate of 88,236 shares of Common Stock to the accounts of six directors who were participating in the Gunther International Ltd. Directors' Equity Plan (the "Plan"). In accordance with the terms of the Plan, each participating director is entitled to receive grants of Common Stock in lieu of a quarterly cash retainer. The number of shares which each director is entitled to receive each fiscal quarter is equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock as of the last business day of the quarter. The fair market value of the Common Stock on the last business day of the quarter was $0.17 per share. Each director elected to defer receipt of the shares credited to his account. No underwriters were used in connection with any of the foregoing transactions and, accordingly, there were no underwriting discounts or commissions. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and the rules and regulations promulgated thereunder.

ITEM 5. OTHER INFORMATION.

      Gerald H. Newman resigned as a member of the Board of Directors of the Company, effective as of October 9, 2002. The resignation did not result from any disagreement with the Company relating to the Company's operations, policies or practices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      A. Exhibits required by Item 601 of Regulation S-B:

            3.1 Restated Certificate of Incorporation of the registrant, dated as of December 29, 1993 (filed as Exhibit 3.1 to the registrant's Form 10-QSB for the period ended December 31, 2001 and incorporated herein by reference).

            3.2   Certificate of Amendment to the registrant's Restated
                  Certificate of Incorporation dated as of October 22, 2001
                  (filed as Exhibit 3.2 to the registrant's Form 10-QSB for the period ended December 31, 2001, and incorporated herein by reference).

            10.1 Promissory Note, dated November 19, 2002, made by the registrant to the order of Robert Spiegel.

            10.2 Amended and restated promissory note, dated December 31, 2002, made by the registrant to the order of Robert Spiegel.

            10.3  Assignment of amended and restated promissory note from Robert
                  Spiegel to Gunther Partners LLC dated January 31, 2003.

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

                           GUNTHER INTERNATIONAL LTD.
                                  (Registrant)

/s/ John K. Carpenter                                    Date: February 05, 2003
----------------------------

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 05, 2003


                                                /s/ Marc I. Perkins
                                                -------------------------------
                                                Marc I. Perkins
                                                Chief Executive Officer

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 05, 2003

                                                /s/ John K. Carpenter
                                                -------------------------------
                                                John K. Carpenter
                                                Senior Vice President, Chief
                                                Financial Officer, Treasurer
                                                and Secretary