Form 10KSB
period 2003-03-31
GUNTHER INTERNATIONAL LTD
filed 2003-06-30
CIK 913600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _________________.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were $22.2 million.

The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the average of the reported closing bid and asked prices of such stock on June 3, 2003, as reported by the OTC Bulletin Board, was $2.8 million. The number of shares of the Registrant's Common Stock outstanding as of June 2, 2003 was 19,428,428.

         DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference to the Registrant's definitive proxy statement to be distributed to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such proxy statement is expected to be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business..............................................            1
                 General.......................................................            1
                 Development of the Business...................................            1
                 Finishing Systems.............................................            2
                 Strategy......................................................            2
                 Systems.......................................................            3
                 inc.jet.......................................................            5
          Marketing and Sales..................................................            7
          Customers............................................................            7
          Manufacturing........................................................            8
          Installation and Customer Service....................................            8
          Research and Development.............................................            8
          Competition..........................................................            9
          Patents and Proprietary Rights.......................................            9
          Employees............................................................           10

Item 2.   Description of Property..............................................           10

Item 3.   Legal Proceedings....................................................           10

Item 4.   Submission of Matters to a Vote of
                 Security Holders..............................................           11

                                           PART II

Item 5.   Market for Common Equity and Related
                 Stockholder Matters...........................................           12

Item 6.   Management's Discussion and Analysis
                 Summary Financial Data........................................           14
                 Results of Operations.........................................           15
                 Liquidity and Capital Resources...............................           16
                 Inflation.....................................................           18
                 Forward Looking Statements....................................           18

Item 7.   Financial Statements.................................................           18

Item 8.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure........................           18

                                      (i)

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.....................          18

Item 10.  Executive Compensation................................................          19

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management and Related Stockholder Matters.................          19

Item 12.  Certain Relationships and Related Transactions........................          19

Item 13.  Exhibits and Reports on Form 8-K......................................          19

Item 14.  Controls and Procedures...............................................          21

Signatures......................................................................          22

Certification of Officers.......................................................          23

Index to Financial statements                                                            F-1

                                      (ii)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         The Company designs, develops, assembles and markets high-speed systems that automatically assemble printed documents, fold, staple or bind the documents, as required, and insert completed documents into appropriate envelopes for mailing or other distribution. The Company's systems are modular, and may be reconfigured in accordance with customer specifications, and are controlled by Company developed software.

         The Company, in addition to system sales, also provides maintenance and support services for customer systems on a contractual basis. A majority of the Company's customers have some form of contracted support ranging from on-site coverage, on-call support or telephone support.

         The Company also designs, manufactures and markets high-speed inkjet imagers to original equipment manufacturers (OEM), who incorporate the printers into tabletop inserters and folders, copiers, stand alone printers and other applications. In connection with these sales, the Company sells ink to the end-users of the printers.

DEVELOPMENT OF THE BUSINESS

         The Company was incorporated under the laws of the State of Delaware on March 22, 1978. After an initial period of inactivity, the Company engaged, between 1981 and 1985, with a joint venture partner, in a program to develop an automated packaging system for distribution of Federal food stamps. Although the Company was unsuccessful in its efforts to obtain a Federal Government contract, the technology it developed was applicable to other uses. In 1985, Aetna Life and Casualty Company requested the Company to develop finishing systems for use in the insurance business and purchased the first systems produced by the Company in 1986.

         In 1992, the Company completed a restructuring that resulted in the infusion of approximately $2,300,000 in equity financing in exchange for shares of common stock, warrants to purchase common stock and convertible preferred stock. The convertible preferred stock was fully converted into common stock upon completion of the initial public offering of the Company, which was completed during December 1993 and January 1994. The initial public offering generated net proceeds of $4.6 million.

         In fiscal 1999, the Company entered into a $5.7 million comprehensive financing transaction with its then-existing senior lender (the "Bank"), the Estate of Harold S. Geneen (the "Estate") and Gunther Partners LLC ("Gunther Partners"), the proceeds of which were utilized to restructure and replace the Company's then existing senior line of credit, fund a full settlement with the Company's third-party service provider and provide additional working capital to fund the Company's ongoing business operations. Under the terms of the transaction, Gunther Partners loaned an aggregate of $4.0 million to the Company. At the same time, the Bank reached an agreement with the Estate, which had guaranteed a portion of the Company's senior line of credit, whereby the Estate consented to the liquidation of approximately $1.7 million of collateral and the application of the proceeds of such collateral to satisfy and repay in full a like amount of indebtedness outstanding under the senior credit facility. The balance of the indebtedness outstanding under the senior credit facility, approximately $350,000, was repaid in full from the proceeds of the new financing. The Company executed a new promissory note in favor of the Estate evidencing the Company's obligation to repay the amount of the collateral that was liquidated by the Bank.

         To induce Gunther Partners to enter into the financing transaction, the Company granted Gunther Partners a stock purchase warrant entitling Gunther Partners to purchase up to 35% of the pro forma, fully diluted number of shares of the Common Stock of the Company, determined as of the date of exercise. The exercise price of the warrant is $1.50 per share. It is currently scheduled to expire on May 29, 2004.

         Through June 30, 1999, the Company had made principal payments to Gunther Partners aggregating $800,000, plus interest. In September 1999, the Company experienced a deficiency in operating cash flow and Gunther Partners agreed to lend the Company an additional $800,000 and to otherwise restructure the payment terms of the note. On April 4, 2000, the Company borrowed an additional $500,000 from Gunther Partners.

         In November 2001, the Company consummated a Rights Offering (the "Rights Offering"), pursuant to which the Company issued 16,000,000 shares of its Common Stock to its existing stockholders by subscription right on a pro-rata basis at a price of $0.50 per share. The Rights Offering resulted in Gunther Partners becoming the Company's largest stockholder. The net proceeds of the Rights Offering were used to repay in full the notes payable to Gunther Partners ($4.5 million) and to a stockholder and director ($500,000) and to purchase from Gunther Partners 919,568 shares of the Company's Common Stock and $1.9 million of notes payable previously held by the Estate for an aggregate payment of $637,935. Gunther Partners had acquired these shares and notes payable on behalf of the Company in July 2001 for $137,935 and $500,000, respectively. In connection with these transactions, the Company recognized an extraordinary gain of $1.4 million on the extinguishment of debt.

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

         Computer-directed printers are employed, in conjunction with mainframe or personal computers, to produce documents. The largest printers most often are placed in centralized print centers that are near mainframe computers. More recently developed non-impact laser printers that print five to 25 sheets per minute can be placed in any location within offices where personal computers are concentrated. The availability of non-impact laser printers has enabled many businesses that generate large quantities of documents to create "in-house" printing centers. There is a large concentration of non-impact laser printers in the insurance, finance and banking industries, and government.

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

STRATEGY

         The Company's business strategy is to capitalize on its position as a pioneer and technology leader in the design and sale of intelligent document finishing and mailing systems and leading edge, high quality, low cost ink jet solutions for end user and OEM applications. The Company's goal is to broaden the range of markets, applications, and customers utilizing these unique technologies while continuing to increase its leadership position in insurance and financial markets. Further, it is the Company's objective to leverage both its well known customer base and the strength of its relationships/alliances with partners like Hewlett-Packard into a dominant position in the growing marketplaces, both end user and OEM, for low cost, high resolution ink jet printing at document processing speeds. The Company has also targeted aggressive expansion of its system service and consumables/supplies businesses.

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

SYSTEMS

         The Company's current principal finishing products are the Series W System, the Series III Billing System, the EP-4000 Electronic Publishing System and the MS-6000 Mailing System.

         The Series W is Gunther's latest high-speed folded mail system. It is fully adjustable, readily accommodating an extensive range of folded applications, inserting documents from 6.5" to 11" in width and up to 14" in length into envelope sizes ranging from monarch to bankers. Moreover, it does it quickly and reliably, processing up to 12,000 completed envelopes an hour while ensuring 100% processing accuracy. The Series W also allows insert feeders to be interchangeable at the operator level. This allows the most appropriate feeder (friction or vacuum feeder) to be utilized for each job. A feeder that is operating poorly can be replaced with another and repaired off-line, taking advantage of the feeder's self-contained advanced electronics and software. In addition, a tilt feature allows greater access to the conveyor area for maintenance, repair or simply to clear the conveyor. Other new features include:

     - A transparent read plate that permits placement of the barcode almost anywhere on the primary document.

     - A pusher design that ensures the product-to-pusher width ratio is not compromised providing better control of the product as it moves down the conveyor.

     - An automatic adjustment of the conveyor to accommodate the length of the specific paper for the job selected.

         The Series III is a high-speed statement and billing system. Up to nine inserts may be added to the primary document prior to envelope insertion. The system features a high-speed primary document feeder/accumulator and an up-stream folder.

         The EP-4000 processes flat mail and allows documents to be processed in a series of individually processed subgroups. These subgroups can be stapled, bound, matched with other documents and combined for insertion into a large, flat envelope.

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

         F-400. The F-400 is a high speed, vacuum fed system consisting of a hopper, feed pocket and accumulator. In the first stage, the documents are stacked in the hopper either manually of from a continuous roll. In the second stage, an optimum amount of paper (maintained by microprocessor and sensor control) is delivered to the feed pocket. A Laser Reader or CCD camera is located in the feed pocket, where each sheet's processing code is read and fed individually at rates of up to 30,000 sheets per hour. In the final stage, the sheets are collected in the document set accumulator, before being fed onto the main conveyor. The F400 can adjust to suit a variety of sheet sizes including feeding in a landscape orientation. In addition, the F-400 is capable of feeding paper of intermixed weights from 20-pound bond to 65-pound cover stock. Through the use of a diverter, the F-400 can separate particular sheets, such as banners or trailers, from the document prior to collection on the conveyor.

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

         Inc.jet(TM) Printing. The Series W, Series III, EP-4000 and MS-6000 may be configured with multi-head ink jet printing capability to dynamically print envelope addresses, return addresses, specialized messages and bar codes in a variety of font styles and sizes.

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

         Manifest Mail Software. The most common technique used by Company systems to meet current United States Postal Service requirements requires the manifest identification and postal zone information to be passed to the system in the bar code. In addition, the customer application prints the manifest identification on the address page, above the first line of the address, so that it is visible through the envelope window. The manifest mail software processes the information stored in single or multiple log files and generates reports required by the United States Postal Service. Other alternatives are available to print a manifest identification on the envelopes if the customer cannot print the identification in the envelope window.

         Convertible Systems. EP and MS systems can be configured to work in both flat and folded modes, using a quick-connect and disconnect 10 x 13 flat enveloper or folded mail enveloper. This feature allows a user to specify either an EP or MS system, depending on the dominant applications, but still retain the ability to run in both flat and folded mode.

INC.JET(TM)

         inc.jet, Inc. is a wholly-owned subsidiary of the Company that produces an exclusive, environmentally safe letter quality (600 dot-per-inch, or dpi) ink jet printer ("Imager") that is designed specifically for high resolution, high speed, low cost industrial printing applications. Initially targeted as an envelope printer to complement the Company's line of intelligent document automation and mail processing systems, the Imager provides a solution to problems that were voiced by current and prospective customers - high quality personalized printing on envelopes at document automation speeds for a low cost.

         Secondary concerns were ease of use and maintenance, as well as the size and packaging. The Imager can be integrated into mail processing systems or other Original Equipment Manufacturer (OEM) devices for applications such as envelope printing, web printing, carton marking, etc.

         The inc.jet technology is the result of a strategic partnership between the Company and the Hewlett-Packard Company's (HP) Specialty Printing Systems Operation (SPS). The agreement allows for cross-licensing and marketing of HP's thermal ink jet technology and the Company's Imagers, providing customers with a printing process that is cleaner and more reliable than current methods, at significant cost savings.

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

         -    Postage printing

         -    Envelope printing and address labeling

         -    Box and carton labeling

         -    Printing of variable data on commercial web press applications

         -    Tag printing

         -    Spot color and anti-fraud marking of originals

         In January of 2003, inc.jet introduced the jet.engineTM Imager, which is the most compact, powerful, and flexible OEM industrial print engine on the market. The specification for this product was developed from years of industry experience, and most importantly, from gathering requirements input from numerous customers in a variety of industries. The objective of the jet.engineTM Imager was to develop an OEM thermal ink jet print engine that would maximize the capability of the HP cartridge, and provide a means to bring this technology to any application that lends itself to HP thermal ink jet. This state of the art imaging technology will provide for seamless integration into a variety of industrial applications such as commercial printing, and packaging.

         In order to accomplish these objectives the Imager would need the following features:

         - Compact modular design that lends itself to integration into a wide variety of devices

         -    Powerful - state of the art Motorola RISC processor

         - Flexible - multiple data interfaces, multiple input/output, flexible software, on-board or off-board RIP

         - Reliable - integral service station to maximize print quality and minimize operator intervention and down time

         -    Ability to handle wide-format printing

         -    Low cost

         The jet.engine(TM) Imager will be available in three basic configurations; 3 Pen Manual Capping (MC), 3 Pen Automatic Cleaning (AC), and as an OEM Component Kit to qualified OEMs. The Manual Capping and Automatic

Cleaning configurations will be able to support a fourth pen stall (AFTERBURNER) that can be either attached to the Imager or mounted remotely.

         The jet.engine(TM) Imager will set the standard as the premier HP based OEM print engine and dramatically increase the available market for inc.jet imagers, and HP thermal ink jet technology.

         In addition to imagers, inc.jet, Inc. is a reseller of the consumables (cartridges) that are manufactured for industrial printing applications by SPS. The inc.jet business model is based, in part, on creating a significant revenue stream from annuity ink sales. In theory, ink revenues should continue to increase monthly with the installed base of Imagers, eventually outpacing Imager revenue. The consumables that inc.jet sells to the commercial and industrial printing market include the following:

-    Bulk Ink Supplies (cartridges with a high capacity ink reservoir),

-    Fast-Dry-Black cartridges

-    Spot Color (red, blue, green, & yellow).

-    Versatile Black (specially formulated for coated stocks)

-    UV/IR Invisible Ink (designed to improve document aesthetics and security)

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

         As of March 31, 2003, the Company had a backlog of high-speed assembly systems aggregating approximately $0.9 million. Backlog consists of total contract price less revenue recognized to date for all signed orders on hand. Typically, approximately 50% of the purchase price of each system is received by the Company at the time an order is placed by a customer and machine specifications are completed, 40% of the purchase price is paid when the system is approved for shipment and the last installment (typically 10% of the purchase price) is paid within 30 days of installation. The Company recognizes revenues on the percentage-of-completion method over the production period of the system.

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

INSTALLATION AND CUSTOMER SERVICE

         The Company's systems usually can be installed at a customer's facilities in one day. The Company typically uses a systems engineer, who plans and carries out the installation and programming of the systems. A Company employee remains at the customer's facilities for approximately one week to monitor the initial operation of the system. As part of the installation, the Company trains one to two operators at either the Company's or the customer's facilities in the operation and maintenance of the system. The Company has monthly meetings with customers to evaluate the performance of systems. Each system has been designed to facilitate parts replacements. The Company typically warrants each system for a period of 90 days after installation.

         A majority of Gunther customers have some form of maintenance contract with the Company. Typically, this would take the form of on-call service, although in larger installations on-site service is required. Basic on-call coverage comes with a four hour response time guarantee; two hour response time is available to customers for an additional charge.

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

         The typical cost to a customer of an annual maintenance contract is equal to approximately 10% of the cost of the customer's system. For the fiscal year ended March 31, 2003, revenues from customer maintenance agreements represented approximately 49% of the Company's net sales. The Company believes that, as it places more systems in service, maintenance revenues will represent an increasing percentage of its net sales.

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

         For the fiscal years ended March 31, 2003 and 2002, the Company incurred expenses of $1.6 million and $1.4 million, respectively, for research and development activities.

COMPETITION

         The Company's principal competitors are Pitney-Bowes and BOWE Bell & Howell. Although the Company's total revenue is small relative to these large competitors, the Company is nonetheless successful in many situations, primarily due to the unique capabilities of Gunther equipment to handle effectively more complex mailing system applications. The principal competitive factors in the Company's business are product functionality, price/performance and reliability. The Company believes that it competes favorably on the basis of each of these factors. The Company also believes that it competes effectively in sales to its existing customer base because of, among other things, its emphasis on document integrity, its focus on customer needs and the flexibility of its systems resulting from the application of its proprietary technology.

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

         The Company has been issued fourteen patents in the United States and intends to continue to file patent applications on its products and systems. All patent applications filed by the Company are directed to salient features of the Company's systems. The Company regards certain computer software and service applications as proprietary. The Company relies on nondisclosure agreements with its employees and, where the Company regards it as necessary, with customers.

         In connection with a development agreement with Connecticut Innovations, Inc. ("CII") and as partial consideration for loans made in connection therewith, the Company had assigned all existing patents to CII as security for the Company's performance under the agreement. This agreement expired on December 31, 2002 and title to the patents will be transferred back to the Company upon the fulfillment of the Company's remaining obligation under this agreement.

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

         In connection with the restructuring completed by the Company in September 1992, the Company granted to BOWE Bell & Howell a nonexclusive license for read and feed technology developed and patented by the Company. The technology previously had been licensed by the Company to one of its component suppliers, Ascom Holding, Inc. ("Ascom"), but was not transferable by Ascom. The license granted to BOWE Bell & Howell was in consideration for the forgiveness of indebtedness of the Company to Ascom and the payment by Ascom of $250,000 to CII on behalf of the

Company. The Company believes that BOWE Bell & Howell purchased the business and assets of Ascom in 1992. The license granted to BOWE Bell & Howell is royalty-free and coterminous with the patents with respect to the licensed technology. The Company does not believe that the license granted to BOWE Bell & Howell has affected the Company's competitive position. However, the development by BOWE Bell & Howell of a software driven system based in part on the technology could adversely affect the Company's competitive position.

EMPLOYEES

         At March 31, 2003, the Company had 194 (197 at March 31, 2002) full-time employees, consisting of 57 (62 at March 31, 2002) engaged in engineering, development and manufacturing, 15 (19 at March 31, 2002) in marketing and sales activities, 106 (104 at March 31, 2002) in customer services and 16 (12 at March 31, 2002) in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company's principal facilities are located at One Winnenden Road, Norwich, Connecticut, where the Company leases approximately 75,000 square feet of space. The Company's lease requires payment of monthly rent in the amount of $23,917 through April 30, 2006. Of the Company's space in Norwich, approximately 15,000 square feet is devoted to office and administrative uses, approximately 55,000 square feet to engineering, development and assembly activities, and approximately 5,000 square feet to marketing, sales and customer service functions. Except for the HVAC system, which needs to be replaced, the Company believes that its facilities are adequately equipped and maintained for present and planned operations. The Company is currently engaged in discussions with the landlord regarding the replacement or repair of the HVAC system.

ITEM 3.           LEGAL PROCEEDINGS

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

         In April 2001, prior to the entry of the final order approving the settlement of the Purported Class Action (the "Class Action Final Order"), the Company commenced separate legal proceedings against Arthur Andersen, LLP ("Andersen"), its former auditor, in the Superior Court for the Judicial District of New London, Connecticut (the "Malpractice Proceedings"). The Malpractice Proceedings sought damages sustained by the Company as a result of Andersen's failure to comply with professional standards in the conduct of certain of its audits of the Company's financial statements. In May 2001, Andersen removed the case to the United States District Court for the District of Connecticut, but the court remanded the complaint to the state court upon the motion of the Company. The Company asserted in the Malpractice Proceedings that Andersen breached its duties to the Company by, among other things, negligently and/or intentionally misrepresenting the Company's true financial condition to the Company, its Board of Directors and its Audit Committee. Andersen vigorously denied any wrongdoing and filed a counterclaim against the Company alleging claims for fraud, negligence, breach of contract, interpleader and indemnification. In addition, Andersen asserted that the Class Action Final Order interposed an effective bar against any recovery in the Malpractice Proceedings. On June 7, 2001, the Company filed a motion to amend the Class Action Final Order to clarify that it has no application to the Malpractice Proceedings. The court granted the Company's motion, and Andersen appealed the court's decision. In February 2003, the Clerk of the United States Court of Appeals for the Second District entered an Order Voluntarily Dismissing that appeal with Prejudice.

         As a plaintiff, the Company settled certain litigation in fiscal year 2003 realizing income of $190,000, net of related litigation expenses.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                     [Rest of Page Intentionally Left Blank]

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "SORT".

         The following table sets forth the high and low bid prices of the Company's Common Stock for each quarter of fiscal 2002 and fiscal 2003, as reported by the OTC Bulletin Board. These quotations represent prices between dealers and do not include retail mark-ups, mark-downs or other fees or commissions and may not represent actual transactions.

                                                                                 BID PRICES
                                                                                 ----------
                           FISCAL QUARTER                                       HIGH     LOW
                           --------------                                       ----     ---
First Fiscal Quarter - 2002..................................................  $ 1.00   $ 0.47
(April 1 - June 30, 2001)

Second Fiscal Quarter - 2002.................................................    1.29     0.41
(July 1 - September 30, 2001)

Third Fiscal Quarter - 2002..................................................    0.73     0.40
(October 1 - December 31, 2001)

Fourth Fiscal Quarter - 2002.................................................    0.63     0.46
(January 1 - March 31, 2002)

First Fiscal Quarter - 2003..................................................    0.54     0.45
(April 1 - June 30, 2002)

Second Fiscal Quarter - 2003.................................................    0.55     0.12
(July 1 - September 30, 2002)

Third Fiscal Quarter - 2003..................................................    0.40     0.17
(October 1 - December 31, 2002)

Fourth Fiscal Quarter - 2003.................................................    0.64     0.18
(January 1 - March 31, 2003)

         On June 3, 2003, the high and low bid prices for the Company's Common Stock were $0.65, as reported by the OTC Bulletin Board.

         As of June 2, 2003, there were approximately 69 record owners of the Company's Common Stock. The Company believes there are approximately 560 beneficial owners of Common Stock. The Company has not paid dividends on its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

SALES OF UNREGISTERED SECURITIES

         During fiscal 2003 and 2002, the Company granted certain employees stock options covering an aggregate of 70,000 and 282,000 shares, respectively, of Common Stock at exercise prices ranging from $0.27 to $0.60 per share. The options vest ratably over a five-year period and have a maximum duration of ten years.

         During fiscal 2003 and 2002, the Company also credited an aggregate of 234,250 and 97,552 shares of Common Stock to the accounts of seven directors who were participating in the Gunther International Ltd. Directors' Equity Plan

(the "Plan"). In accordance with the terms of the Plan, each participating director is entitled to receive grants of Common Stock in lieu of a quarterly cash retainer. The number of shares which each director is entitled to receive each fiscal quarter is equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock as of the last business day of the quarter. Each director elected to defer receipt of the shares credited to his account. Based upon the formula, the following table represents the shares credited to the Directors by quarter:

                                                             QUARTER ENDED
                     -----------------------------------------------------------------------------------------
                     06/30/01     09/30/01  12/31/01     03/31/02    06/30/02   09/30/02    12/31/02  03/31/02
                     --------     --------  --------     --------    --------   --------    --------  --------
Fair Market Value     $ 0.94       $ 0.45    $ 0.58       $ 0.49      $ 0.45     $ 0.23      $ 0.17    $ 0.41
                      ======       ======    ======       ======      ======     ======      ======    ======

Shares credited       13,300       27,780    25,860       30,612      33,336     76,090      88,236    36,588
                      ======       ======    ======       ======      ======     ======      ======    ======

         In fiscal 2003, a total of 56,228 shares were issued by the Company under the Plan to two Directors who resigned from the Board in fiscal years 2002 and 2003.

         No underwriters were used in connection with any of the foregoing transactions and, accordingly, there were no underwriting discounts or commissions. The issuance of these securities was exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof and the rules and regulations promulgated thereunder.

                     [Rest of Page Intentionally Left Blank]

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY FINANCIAL DATA

         The summary financial data presented below should be read in conjunction with the information set forth in the consolidated financial statements and notes thereto included elsewhere herein.

                                                       FOR THE YEARS ENDED MARCH 31,
                                                    2003             2002           2001
                                                ------------    ------------    ------------
Sales:
  Systems................................       $  7,978,453    $  8,406,377    $ 13,743,283
  Maintenance............................         11,315,657      11,166,347      10,161,333
  Supplies...............................          2,907,585       1,375,886         507,359
                                                ------------    ------------    ------------
    Total sales............................       22,201,695      20,948,610      24,411,975
                                                ------------    ------------    ------------

Cost of sales:
  Systems................................          6,884,554       7,419,937       9,164,764
  Maintenance............................          7,727,735       7,906,354       8,105,760
  Supplies...............................          2,432,722       1,089,614         372,484
                                                ------------    ------------    ------------
    Total cost of sales....................       17,045,011      16,415,905      17,643,008
                                                ------------    ------------    ------------
      Gross profit...........................      5,156,684       4,532,705       6,768,967
                                                ------------    ------------    ------------

Operating expenses:
  Selling and administrative.............          5,675,887       5,521,234       4,555,441
  Research and development...............          1,590,414       1,389,544       1,639,385
                                                ------------    ------------    ------------
    Total operating expenses...............        7,266,301       6,910,778       6,194,826
                                                ------------    ------------    ------------
Operating loss.........................           (2,109,617)     (2,378,073)        574,141
  Interest expense, net..................            (71,253)       (456,469)       (679,717)
  Litigation (expense)/income............            190,000               -        (178,500)
                                                ------------    ------------    ------------
Loss before extraordinary items........           (1,990,870)     (2,834,542)       (284,076)
  Gain on extinguishment of debt.........                  -       1,410,868               -
                                                ------------    ------------    ------------
Net loss...............................         $ (1,990,870)   $ (1,423,674)   $   (284,076)
                                                ============    ============    ============

Per share:
Loss before extraordinary item.........         $      (0.10)   $      (0.30)   $      (0.07)
Extraordinary item.....................                    -            0.15               -
                                                ------------    ------------    ------------
Net loss...............................         $      (0.10)   $      (0.15)   $      (0.07)
                                                ============    ============    ============

Weighted average number of
  common shares outstanding..............         19,390,356       9,318,579       4,291,769
                                                ============    ============    ============

                                                2003            2002
                                            ------------    ------------
Current Assets...........................   $  4,122,524    $  4,739,908
Total Assets.............................      7,419,915       8,676,781
Current Liabilities .....................      5,202,048       5,598,576
Long-term debt, less current maturities..      1,130,110          62,078
Stockholders' equity ....................      1,087,757       3,016,127

RESULTS OF OPERATIONS

Critical Accounting Policies

         Operating results may be effected by certain accounting policies and estimates. The most sensitive and significant accounting estimates in the financial statements relate to revenue recognition under sales contracts for the Company's high-speed assembly equipment using the percentage-of-completion method, asset valuation allowances (slow moving and obsolete inventories, accounts receivable and deferred income tax assets), and deferred maintenance revenue recognition. Management monitors uncompleted sales contracts performing detailed monthly analysis of costs incurred and weekly reviews of estimated costs to complete in conjunction with measuring contract performance and recognizing contract revenues. Management critically evaluates monthly the likely usefulness of its inventories and the collectability of accounts receivable and performs regular reviews of the potential realization of deferred income tax assets. A detailed analysis of deferred maintenance revenue recognition is performed monthly. In addition, long-lived assets, including goodwill, are reviewed at least annually or whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.

Fiscal Year ended March 31, 2003
Compared to Fiscal Year ended March 31, 2002

         The net loss for fiscal 2003 was $(2.0) million, or $(0.10) per share, compared to $(1.4) million, or $(0.15) per share, for fiscal 2002. In fiscal 2003, a gain of $190,000, or $0.01 per share from the settlement of litigation (net of litigation expense) is included in the net loss. Fiscal 2002 included an extraordinary gain of $1.4 million, or $0.15 per share, resulting from the extinguishment of debt. (See Liquidity and Capital Resources for more information). Excluding the effects of these items, the net loss for fiscal 2003 would have been $(2.2) million, or $(0.11) per share and the net loss for fiscal 2002 would have been $(2.8) million, or $(0.30) per share.

         Systems sales include sales of high-speed assembly systems, upgrades to previously sold systems and inc.jet imager systems.

         Systems sales for fiscal 2003 decreased $.4 million, or 5.0%, to $8.0 million from $8.4 million in fiscal 2002. The decrease was due to a decrease in the sales of the Company's high-speed assembly systems.

         Sales of high speed assembly systems and upgrades for fiscal 2003 decreased to $6.5 million from $6.9 million in fiscal 2002, a decrease of 5.5%. The decrease in sales is attributable to a slowdown in orders during the last two quarters of fiscal 2003 primarily as a result of the current economic conditions. A summary of orders, sales and backlog for each of the last four fiscal quarters for the high speed assembly systems and related upgrades is as follows:

                                                                          2002
                                              2003       --------------------------------------
                                            MARCH 31     DECEMBER 31   SEPTEMBER 30     JUNE 30
                                            --------     -----------   ------------     -------
                                                                   (IN MILLIONS)
Backlog, beginning of period..........      $  0.5         $  1.3        $   3.2        $   1.9
Orders................................         0.8            0.8            1.1            2.8
Revenues recognized...................        (0.4)          (1.6)          (3.0)          (1.5)
                                            ------         ------        -------        -------
Backlog, end of period................      $  0.9         $  0.5        $   1.3        $   3.2
                                            ======         ======        =======        =======

         Backlog includes high speed assembly systems and upgrades and consists of total contract price less revenue recognized to date for all signed orders on hand. The backlog at March 31, 2003 has decreased substantially from March 31, 2002, and is well below the levels of the first two fiscal quarters.

         Inc.jet imager sales in fiscal 2003 decreased to $1.4 million, or 8.4%, from $1.5 million in fiscal 2002. Inc.jet sales comprised 17.3% of total systems sales in fiscal 2003 as compared to 13.7% in fiscal 2002. The decrease in sales is primarily due to customers delaying imager purchases until the debut of the jet.engine which was introduced in October of 2002 and began to ship in January 2003.

         Maintenance sales increased $150,000, or 1.3%, to $11.3 million in fiscal 2003 from $11.2 million in fiscal 2002 as a result of an increase of systems under service contract as a result of system sales during the year as well as minor price increases. The increase in contract revenues was offset somewhat by a reduction in non-contracted services in fiscal 2003 compared to the prior fiscal year.

         Supply sales consist of inc.jet ink cartridge and miscellaneous supply sales. Sales of ink has increased substantially from fiscal 2002, with revenues of $2.9 million in fiscal 2003 compared to $1.4 million in fiscal 2002, an increase of 117%. This increase is the result of increased marketing efforts and deeper penetration into the distributor/dealer channels.

         The gross margin as a percentage of sales of systems increased to 12.9% in fiscal 2003 as compared to 11.7% in fiscal 2002. The increase in gross margin as a percentage of sales was attributable to increases in gross margin in high speed assembly systems offset slightly by lower gross margin rates for inc.jet imagers.

         Overhead costs were reduced by 12% throughout the year as part of an ongoing effort to reduce overall manufacturing costs as well as lower high-speed assembly system production. Offsetting the gains made in high speed assembly systems gross margins and as result of the drop-off in imager sales mentioned above, inc.jet imager gross margin decreased, from 68.4% to 61.3%.

         The gross margin percentage on maintenance sales increased in fiscal 2003 to 31.7% from 29.2% as compared to fiscal 2002. Eliminating the $705,000 benefit from the usage of spare parts acquired at minimal cost referred to in the inventories section of Note 2 to the consolidated financial statements, maintenance gross margin decreased to 25.5%. This was primarily the result of price pressure.

         Selling and administrative expenses increased $155,000, or 2.8%, to $5.7 million in fiscal 2003 from $5.5 million in fiscal 2002. Selling and administrative expenses, as a percentage of total revenues, for fiscal 2003 and 2002 were 25.6% and 26.4%, respectively. The increase in selling and administrative expenses is primarily attributable to an increase in health insurance costs. In September of 2002, the Company changed from a self-insured health plan to a fully insured plan. As a result of higher claims experience under the self-insured plan prior to the change, the run-out costs associated with the old plan were significantly higher than anticipated and resulted in additional benefit costs of $300,000 over the prior year. Offsetting the additional medical costs, one-time expenses related to information systems training of $100,000 were incurred in fiscal 2002 which were not required in fiscal 2003.

         Research and development expenses increased $201,000, or 14.5%, to $1.6 million in fiscal 2003 from $1.4 million in fiscal 2002. Research and development expenses, as a percentage of total revenues, for fiscal 2003 and 2002 were 7.2% and 6.6%, respectively. Research and development expenses in fiscal 2003 were primarily attributable to the Series W system, including documentation for the production of the Series W ($419,000), development of new operating software for high-speed assembly systems ($170,000) and development of the jet.engine imager ($426,000).

         Interest expense decreased $385,000, from $456,000 in fiscal 2002 to $71,000 in fiscal 2003. The decrease was due substantially to most of the Company's debt being paid from the proceeds of the Rights Offering completed in November 2001. (See Liquidity and Capital Resources for more information.)

         In fiscal 2003, the gain from litigation settlement resulted from the settlement of the lawsuit against Arthur Andersen LLP. The Company received $350,000 under the settlement, realizing a net gain of $190,000 after litigation costs. (See Item 3. Legal Proceedings for more information.) The gain on extinguishment of debt in fiscal 2002 of $1.4 million is derived from the Company's purchase from Gunther Partners of $1.9 million of notes payable previously held by the Estate of Harold S. Geneen for $500,000. (See Item 1. Development of the Business for more information.)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales

(including customer deposits), financing arrangements with banks and other third parties (including affiliates) and, from time-to-time, sales of its equity securities.

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

         For the fiscal year, the Company incurred a net loss of $2.0 million and used cash of $1.6 million in operating activities. At March 31, 2003, the Company had a deficiency in working capital of $2.2 million. The Company's liquidity position throughout fiscal 2003 was adversely affected by several factors. The most significant factor was the slowdown in the number of orders received as a result of the economic conditions. Through the end of fiscal 2003, the Company had received five fewer orders for high speed assembly systems than during the previous fiscal year. Also, the Company, as of September 1, 2002, converted from a self-insured employee medical plan to a fully insured plan. Since then, the Company has incurred $300,000 of additional costs as a result of higher claims experience and the run-out of claims under the prior plan as well as funding the current premiums under the new plan. Additionally, as a result of the increase in inc.jet sales volume, the Company's cash flow has been adversely effected by the additional funding of inc.jet inventories and receivables required to support the growth of the inc.jet business.

         The shortfall in liquidity necessitated the borrowing of funds throughout fiscal 2003. On July 3, August 7, September 26 and November 19, 2002 the Company borrowed $700,000, $100,000, $200,000 and $200,000, respectively, from Mr. Robert Spiegel, a shareholder and member of the Board of Directors, to alleviate cash deficiencies. These borrowings were evidenced by 8% notes payable which were originally due on or before December 31, 2002. The Company repaid the $100,000 note on October 10, 2002. Prior to December 31, 2002, the Company consolidated the remaining notes aggregating $1,100,000 into a single note with interest at 8% and a due date of December 31, 2003. On January 31, 2003, Mr. Spiegel assigned this note to Gunther Partners LLC, a stockholder. Effective June 19, 2003, Gunther Partners LLC extended the maturity date of this note, so it is currently due and payable on demand at any time on or after April 1, 2004, and committed to lend the Company an additional $1,000,000, if necessary, through March 31, 2004. On May 6, 2003, Mr. Spiegel loaned the Company an additional $500,000 under an 8% note due December 31, 2003. Effective June 19, 2003 Mr. Spiegel agreed to extend the maturity date of the note, so it is currently due and payable on demand at any time on or after April 1, 2004. On June 19, 2003, Mr. Spiegel loaned the Company an additional $200,000 under an 8% note due and payable on demand at any time on or after April 1,2004. On June 30, 2003, Gunther Partners, LLC loaned the Company $200,000 under an 81 note due and payable on demand at any time after April 1, 2004.

         In connection with the September 1992 recapitalization of the Company, the Company entered into separate royalty agreements with seven founding stockholders (the "Founders"), pursuant to which the Company is obligated to pay the Founders an aggregate royalty equal to 1% of all the Company's sales (as defined) up to a maximum of $12.0 million (of which approximately $1.5 million has been paid as of the date hereof). See note 8 to the Consolidated Financial Statements of the Company. In May and June 2003, four of the Founders who collectively held a 67.3% interest in the aggregate royalty (the "Selling Founders") approached the Company and offered to release their future interest in the royalty in exchange for a discounted lump-sum payment. Based on their combined interest in the aggregate royalty, the Selling Founders' would have been entitled to receive future royalty payments aggregating approximately $7,091,211, but the Selling Founders offered to release their future interest in the royalty for a lump-sum payment of $571,377. The Company did not have sufficient cash reserves to take advantage of this opportunity, so Gunther Partners accommodated the transaction by purchasing the royalties from the Selling Founders in exchange for the lump-sum payment and transferring them to the Company in exchange for promissory notes with an aggregate principal amount exactly equal to the lump-sum payment. The notes bear interest at 8% per annum and provide for principal and interest payments in an amount equal to the amount that otherwise would have been due and payable under the retired royalty agreements. Thus, while these agreements will have no effect on short-term liquidity, the Company will realize significant savings over the term that the royalty agreements otherwise would have remained outstanding. The maximum remaining royalty that may be required to be paid to the remaining founders is $3,400,000.

         On a going forward basis, management believes that the Company's operating results will improve in fiscal 2004. Subsequent to the end of the fiscal year through May 31, 2003, the Company received orders for an additional 3 machines for over $1.4 million and has several short term sales prospects that could result in additional sales. Additionally, spending reductions planned in fiscal 2004 include about $300,000 less in health care costs due to the adoption of a fully insured plan. If necessary, the Company may extend the payment of its trade obligations, which it reduced by almost $500,000 in fiscal 2003. Lastly, planned and necessary additions to equipment and leasehold improvements in fiscal 2003 are less than $100,000.

         As referred to above, since March 31, 2003 through June 30, 2003, the Company has borrowed $2,700,000 which is due and payable on demand on or after April 1, 2004. As a result, the Company believes that it has sufficient liquidity to enable it to fund its obligations as they become due in the ordinary course of business through March 31, 2004.

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

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements required by this item are presented on pages F-1 through F-14 immediately after the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2003 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2003. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2003 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2003. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                  The information required by Item 11 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2003 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2003. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 12 is hereby incorporated by reference to the Company's Proxy Statement that will be distributed in connection with the 2003 Annual Meeting of Stockholders, which is currently scheduled to be held in September 2003. Such proxy statement will be filed with the Commission within one hundred and twenty (120) days of the close of the fiscal year, or this Annual Report on Form 10-KSB will be amended to include the requisite information.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

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

         10.5 Royalty Agreement, dated September 3, 1992, between the Company and Susan G. Hotkowski (filed as Exhibit 10(x) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.6 Royalty Agreement, dated September 3, 1992, between the Company and Christine E. Gunther (filed as Exhibit 10(w) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

         10.7 Royalty Agreement, dated September 3, 1992, between the Company and Robert Wallace (filed as Exhibit 10(y) to the Company's Registration Statement on Form SB-2, Commission File No. 33-70052-B, and incorporated herein by reference).

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

         10.16 Non-exclusive License Agreement By and Between the Hewlett-Packard Company and the registrant for Envelope Printing Technology dated May 6, 1997 (filed as Exhibit 10.38 to the Company's Annual Report on Form 10-KSB dated July 14, 1998, and incorporated herein by reference).

         10.17 Warrant Agreement, dated October 2, 1998, by and between Gunther Partners, LLC and the registrant (filed as Exhibit
                  99.10 to the registrant's Current Report on Form 8-K dated October 7, 1998 and incorporated herein by this reference).

         10.18 Non-Qualified Stock Option Agreement, dated as of October 5, 1998, between Marc I. Perkins and the registrant (filed as Exhibit 10.14 to the registrant's Quarterly Report on Form 10-QSB dated February 12, 1999 and incorporated herein by this reference).

         10.19 Gunther International Ltd. Directors' Equity Plan (filed as Appendix A to the registrant's annual meeting proxy statement dated July 29, 1999, as amended on September 12, 2002 and incorporated herein by reference).

         10.20 Gunther International Ltd. 2002 Stock Option Plan (filed as Appendix A to the registrant's annual meeting proxy statement dated July 29, 2002 and incorporated herein by reference).

         10.21 Building lease between the Company and UNC, Incorporated, dated May 1, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB dated August 14, 2001 and incorporated herein by reference).

         10.22 Letter agreement between the registrant and John K. Carpenter dated June 14, 2002 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB dated August 13, 2002 and incorporated herein by reference).

         10.23 Amended and restated promissory note, dated December 31, 2002, made by the registrant to the order of Robert Spiegel (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB dated February 6, 2003 and incorporated herein by reference).

         10.24 Assignment of amended and restated promissory note from Robert Spiegel to Gunther Partners LLC dated January 31, 2003 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB dated February 6, 2003 and incorporated herein by reference).

         10.25 Promissory Note, dated May 6, 2003, made by the registrant to the order of Robert Spiegel.

         10.26 Assignment and Consent Agreement by and among the registrant, William H. Gunther, Jr., and Gunther Partners LLC, dated May 14, 2003.

         10.27 Assignment and Consent Agreement by and among the registrant, Christine E. Gunther, Jr., and Gunther Partners LLC, dated May 14, 2003.

         10.28 Transfer and assignment of Agreement dated May 14, 2003 between Gunther Partners LLC and the registrant.

         10.29 Promissory Note, dated May 14, 2003 made by the registrant to the order of Gunther Partners LLC.

         10.30 Assignment and Consent Agreement by and among the registrant, William H. Gunther III., and Gunther Partners LLC, dated June 11, 2003.

         10.31 Assignment and Consent Agreement by and among the registrant, Susan G. Hotkowski, and Gunther Partners LLC, dated June 11, 2003.

         10.32 Transfer and assignment of Agreement dated June 11, 2003 between Gunther Partners LLC and the registrant.

         10.33 Promissory Note, dated June 11, 2003 made by the registrant to the order of Gunther Partners LLC.

         10.34 Extension of Note dated May 6, 2003 made by Robert Spiegel to the registrant.

         10.35 Extension of Note dated December 31, 2003 and commitment letter made by Gunther Partners LLC to the registrant.

         10.36 Promissory Note dated June 19, 2003 made by Robert Spiegel to the registrant.

         10.37 Promissory Note dated June 30, 2003 made by the registrant to the order of Gunther Partners, LLC.

         21.1 List of Subsidiaries of the Company (filed as Exhibit 21.1 to the registrant's annual report on Form 10-KSB dated June 29, 2001 and incorporated herein by reference).

         24.1     Power of Attorney. (See signature page)

         99.1 Certification of Marc I. Perkins, Chief Executive Officer, and John K. Carpenter, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.       Reports on Form 8-K.

         None.

ITEM 14.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures -

         We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that required material information is included in our published financial statements and other disclosures included in this report. Within the 90 day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including subsidiaries) that is required to be included in this annual report on Form 10-KSB.

Changes in internal controls-

         There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GUNTHER INTERNATIONAL LTD.

Dated: June 30, 2003            By: /s/ John K. Carpenter
                                    --------------------------
                                John K. Carpenter
                                Senior Vice President, Chief Financial Officer
                                and Treasurer (on behalf of the registrant and
                                as Principal Financial and Accounting Officer)

         KNOW ALL BY THESE PRESENTS, that each of the undersigned does hereby appoint and constitute Marc I. Perkins and John K. Carpenter and each of them as his agent and attorney-in-fact to execute in his name, place and stead (whether on behalf of the undersigned individually or as an officer or director of Gunther International Ltd. or otherwise) and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-KSB necessary and advisable to enable Gunther International Ltd. to comply with the rules, regulations and requirements of the Securities Exchange Act of 1934, as amended, in respect thereof, which amendments may make such changes in the Annual Report on Form 10-KSB as the aforesaid attorney-in-fact executing the same deems appropriate.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                     TITLE                                  DATE
         ---------                                     -----                                  ----
By: /s/ Marc I. Perkins                President, Chief Executive Officer and             June 30, 2003
    ---------------------------        Director (Principal Executive Officer)
       Marc I. Perkins

By: /s/ James A. Cotter, Jr.                          Director                            June 30, 2003
    ---------------------------
      James A. Cotter, Jr.

By: /s/ Edward Hacker                                 Director                            June 30, 2003
    ---------------------------
      Edward Hacker

By: /s/  J. Kenneth Hickman                           Director                            June 30, 2003
    ---------------------------
       J. Kenneth Hickman

By: /s/ Steven S. Kirkpatrick                         Director                            June 30, 2003
    ---------------------------
      Steven S. Kirkpatrick

By: /s/ Robert Spiegel                                Director                            June 30, 2003
    ---------------------------
      Robert Spiegel

By: /s/ Thomas M. Steinberg                           Director                            June 30, 2003
    ---------------------------
     Thomas M. Steinberg

                            RULE 13a-14 CERTIFICATION

                                  CERTIFICATION

I, Marc I. Perkins, certify that:

                  1. I have reviewed this annual report on Form 10-KSB of Gunther International Ltd;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: June 30, 2003

                                                        /s/ Marc I. Perkins
                                                        ------------------------
                                                        Marc I. Perkins
                                                        Chief Executive Officer

                            RULE 13a-14 CERTIFICATION

                                  CERTIFICATION

I, John K. Carpenter, certify that:

                  1. I have reviewed this annual report on Form 10-KSB of Gunther International Ltd;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors which could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

                                         /s/  John K. Carpenter
                                         ---------------------------------------
                                         John K. Carpenter
                                         Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary

                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors............................................................    F-2

Consolidated Balance Sheets as of March 31, 2003 and 2002....................................................    F-3

Consolidated Statements of Operations for the Years Ended March 31, 2003 and 2002............................    F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 2003 and 2002........    F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2003 and 2002............................    F-6

Notes to Consolidated Financial Statements....................................................................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Stockholders of Gunther International Ltd.

We have audited the accompanying consolidated balance sheets of Gunther International Ltd. and its subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gunther International Ltd. and its subsidiary at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Hartford, Connecticut
May 18, 2003, except for the references to the June 19 and 30, 2003 matters in
Note 5 as to which the dates are also June 19 and 30, 2003

                           GUNTHER INTERNATIONAL LTD.
                          CONSOLIDATED BALANCE SHEETS
                                 AS OF MARCH 31

                                                                                        2003             2002
                                                                                    ------------    ------------
Assets
Current Assets:
  Cash....................................................................          $    405,540    $  1,119,790
  Restricted cash.........................................................               101,862         100,054
  Accounts receivable, less allowance.....................................               905,450         849,059
  Costs and estimated earnings in excess
    of billings on uncompleted contracts....................................              56,409         776,278
  Inventories.............................................................             2,489,349       1,666,462
  Prepaid expenses........................................................               163,914         228,265
                                                                                    ------------    ------------
    Total current assets....................................................           4,122,524       4,739,908
                                                                                    ------------    ------------
Equipment and Leasehold Improvements:
  Machinery and equipment.................................................             1,403,050       2,230,914
  Furniture and fixtures..................................................               446,256         505,939
  Leasehold improvements..................................................               128,494         135,962
                                                                                    ------------    ------------
                                                                                       1,977,800       2,872,815
Accumulated depreciation and amortization...............................              (1,248,165)     (1,518,098)
                                                                                    ------------    ------------
                                                                                         729,635       1,354,717
                                                                                    ------------    ------------
Other Assets:
  Goodwill................................................................             2,551,429       2,551,429
  Other...................................................................                16,327          30,727
                                                                                    ------------    ------------
                                                                                       2,567,756       2,582,156
                                                                                    ------------    ------------
                                                                                    $  7,419,915    $  8,676,781
                                                                                    ============    ============
Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long - term debt-other............................          $     31,264    $     27,842
  Accounts payable........................................................             1,508,965       1,977,539
  Accrued expenses........................................................             1,124,337       1,188,462
  Billings in excess of costs and estimated
    earnings on uncompleted contracts.......................................             195,027         515,903
  Deferred service contract revenue.......................................             2,342,455       1,888,830
                                                                                    ------------    ------------
    Total current liabilities...............................................           5,202,048       5,598,576
                                                                                    ------------    ------------
Long-Term Debt:
  Related party...........................................................             1,100,000              --
  Other, less current maturities..........................................                30,110          62,078
                                                                                    ------------    ------------
                                                                                       1,130,110          62,078
                                                                                    ------------    ------------
    Total liabilities.......................................................           6,332,158       5,660,654
                                                                                    ------------    ------------
Commitments and contingencies (Note 8)

Stockholders' Equity:
  Preferred Stock, $.001 par value: 500,000 shares authorized; none issued                    --              --
  Common Stock, $.001 par value: 32,000,000 shares authorized; 20,347,997 shares issued at March 31, 2003 and 20,291,769 shares issued
    at March 31 2002, including shares held in treasury.....................              20,348          20,292
Treasury Stock, at cost (919,569 shares)................................                (137,935)       (137,935)
Additional paid-in capital..............................................              20,067,563      20,005,119
Accumulated deficit.....................................................             (18,862,219)    (16,871,349)
                                                                                    ------------    ------------
  Total Stockholders' Equity..............................................             1,087,757       3,016,127
                                                                                    ------------    ------------
                                                                                    $  7,419,915    $  8,676,781
                                                                                    ============    ============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED MARCH 31,

                                                                                     2003                 2002
                                                                                 --------------      --------------
Sales:
  Systems.................................................................       $    7,978,453      $    8,406,377
  Maintenance.............................................................           11,315,657          11,166,347
  Supplies................................................................            2,907,585           1,375,886
                                                                                 --------------      --------------
    Total sales.............................................................         22,201,695          20,948,610
                                                                                 --------------      --------------
Cost of sales:
  Systems.................................................................            6,884,554           7,419,937
  Maintenance.............................................................            7,727,735           7,906,354
  Supplies................................................................            2,432,722           1,089,614
                                                                                 --------------      --------------
    Total cost of sales.....................................................         17,045,011          16,415,905
                                                                                 --------------      --------------
      Gross profit............................................................        5,156,684           4,532,705
                                                                                 --------------      --------------
Operating expenses:
  Selling and administrative..............................................            5,675,887           5,521,234
  Research and development................................................            1,590,414           1,389,544
                                                                                 --------------      --------------
    Total operating expenses................................................          7,266,301           6,910,778
                                                                                 --------------      --------------
Operating loss..........................................................             (2,109,617)         (2,378,073)
                                                                                 --------------      --------------
  Interest expense, net...................................................              (71,253)           (456,469)
  Litigation settlement, net..............................................              190,000                  --
                                                                                 --------------      --------------
Loss before extraordinary items.........................................             (1,990,870)         (2,834,542)
  Gain on extinguishment of debt..........................................                   --           1,410,868
                                                                                 --------------      --------------
Net loss................................................................         $   (1,990,870)     $   (1,423,674)
                                                                                 ==============      ==============
Loss per share:
Loss before extraordinary item..........................................         $        (0.10)     $        (0.30)
Extraordinary item......................................................                     --                0.15
                                                                                 --------------      --------------
Net loss................................................................         $        (0.10)     $        (0.15)
                                                                                 ==============      ==============
Weighted average number of
  common shares outstanding...............................................           19,390,356           9,318,579
                                                                                 ==============      ==============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                       COMMON STOCK
                                     $.001 PAR VALUE          TREASURY STOCK         ADDITIONAL
                                 ----------------------   -----------------------     PAID-IN      ACCUMULATED
                                   SHARES      AMOUNT      SHARES       AMOUNT        CAPITAL        DEFICIT        TOTAL
                                 ----------  ----------   --------   ------------   ------------   ------------   ------------
Balance, March 31, 2001:
  As reported .................   4,291,769  $    4,292          -   $          -   $ 12,188,556   $(15,447,675)  $ (3,254,827)
  Adjustment ..................                                                           85,000                        85,000
                                 ----------  ----------   --------   ------------   ------------   ------------   ------------
  As restated .................   4,291,769       4,292          -              -     12,273,556    (15,447,675)    (3,169,827)
Sale of Common Stock ..........  16,000,000      16,000          -              -      7,741,033              -      7,757,033
Purchase of Treasury Stock ....           -           -   (919,569)      (137,935)             -              -       (137,935)
Discharge of Related Party Debt           -           -          -              -        (64,470)             -        (64,470)
Directors' Equity Plan ........                                                           55,000                        55,000
Net Loss ......................           -           -          -              -              -     (1,423,674)    (1,423,674)
                                 ----------  ----------   --------   ------------   ------------   ------------   ------------
Balance, March 31, 2002 .......  20,291,769      20,292   (919,569)      (137,935)    20,005,119    (16,871,349)     3,016,127
Issuance of Common Stock ......      56,228          56          -              -            (56)             -              -
Directors' Equity Plan ........                                                           62,500                        62,500
Net Loss ......................           -           -          -              -              -     (1,990,870)    (1,990,870)
                                 ----------  ----------   --------   ------------   ------------   ------------   ------------
Balance, March 31, 2003 .......  20,347,997  $   20,348   (919,569)  $   (137,935)  $ 20,067,563   $(18,862,219)  $  1,087,757
                                 ==========  ==========   ========   ============   ============   ============   ============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED MARCH 31,

                                                                         2003             2002
                                                                      -----------      -----------
Operating activities:
    Net loss ....................................................     $(1,990,870)     $(1,423,674)
       Adjustments to reconcile net loss to net cash
         used for operating activities:
       Depreciation and amortization ............................         593,060          607,380
       Provision for doubtful accounts ..........................          43,170           49,196
       Interest accrued on related party debt ...................               -           42,456
       Directors' compensation ..................................          62,500           55,000
       Gain on extinguishment of debt ...........................               -       (1,410,868)
       Loss on disposal of equipment ............................           2,598           32,787
       Changes in operating assets and liabilities:
         Accounts receivable ....................................         (99,561)       1,104,143
         Inventories ............................................        (690,887)         270,076
         Prepaid expenses .......................................          64,351           26,287
         Accounts payable .......................................        (468,574)        (462,898)
         Accrued expenses .......................................         (64,125)        (234,503)
         Deferred service contract revenue ......................         453,625          106,364
         Billings, costs and estimated earnings on
           uncompleted contracts - net ..........................         398,993           15,608
                                                                      -----------      -----------
           Net cash used for operating activities ...............      (1,695,720)      (1,222,646)
                                                                      -----------      -----------

Investing activities:
    Acquisitions of equipment and leasehold improvements ........         (88,176)        (540,994)
                                                                      -----------      -----------
           Net cash used for investing activities ...............         (88,176)        (540,994)
                                                                      -----------      -----------

Financing activities:
    Repayment of notes payable and long-term debt ...............        (128,546)      (5,695,007)
    Proceeds from notes payable and long-term debt ..............       1,200,000          300,000
    Proceeds from sale of Common Stock ..........................               -        7,757,033
    Purchase of Treasury Stock ..................................               -         (137,935)
    Transfer to restricted cash .................................          (1,808)        (100,054)
                                                                      -----------      -----------
           Net cash provided by financing activities ............       1,069,646        2,124,037
                                                                      -----------      -----------

Change in cash ..................................................        (714,250)         360,397
Cash, beginning of year .........................................       1,119,790          759,393
                                                                      -----------      -----------
Cash, end of year ...............................................     $   405,540      $ 1,119,790
                                                                      ===========      ===========

Supplemental Cash Flow Information:
    Cash paid for interest ......................................     $    10,211      $   394,428
                                                                      ===========      ===========
    Cash paid for income taxes ..................................     $         -      $    27,028
                                                                      ===========      ===========

Supplemental Disclosure of Non-Cash Investing Activities:
    Property and equipment acquired for notes payable ...........     $         -      $    35,831
                                                                      ===========      ===========

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

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

2.       ACCOUNTING POLICIES:

Principles of consolidation -

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, inc.jet, Inc. All intercompany activity has been eliminated from the consolidated financial statements.

Revenue recognition and accounts receivable --

         The Company recognizes revenues under sales contracts for its high-speed assembly equipment using the percentage-of-completion method based on the ratio of incurred costs to total estimated costs. Related accounts receivable are recognized as billings are rendered under the terms of the sales contract. Changes in estimated earnings are recognized in the period determined. Sales and related accounts receivable of inc.jet Imagers and consumables are recognized when the products are delivered and the customer takes ownership. Accounts receivable for service contracts are recognized when billed and related revenue is recognized over the term of the contract; amounts applicable to future periods are deferred.

         The Company makes allowances for credit losses ($125,308 at March 31, 2003 and $83,356 at March 31, 2002). In connection therewith, the Company evaluates the collectability of accounts receivable on an ongoing basis based on an assessment of the customers' current financial condition, general economic conditions and past experience. The Company ages its accounts receivable based on the date of the related invoice. As of March 31, 2003, accounts receivable of less than $1,000 were 90 days past due; $213,000 as of March 31, 2002.

Inventories -

         Inventories, consisting primarily of purchased parts used in the assembly and repair of the Company's products, are stated at the lower of cost, determined by the first-in, first-out method, or market. During fiscal year 2003, the Company was able to obtain for a nominal cost and use certain spare parts previously sold to customers. As a result, maintenance cost of sales was about $705,000 lower for the fiscal year ended March 31, 2003 than it otherwise would have been.

Equipment and leasehold improvements -

         Equipment and leasehold improvements are stated at cost. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets as follows: machinery and equipment - 3 to 7 years; and furniture and fixtures - 7 years. Amortization of leasehold improvements is computed over the useful life of the improvement or lease term, whichever is shorter. Amortization of production tooling is computed using the straight-line method over the useful life of the product that the tooling was designed to produce. Fully depreciated assets no longer used in operations are written off. Depreciation of equipment and amortization of leasehold improvements was $579,000 and $593,000 in fiscal 2003 and 2002, respectively.

Goodwill and other intangible assets -

         Effective April 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill is no longer amortized, but instead tested at least annually for impairment or whenever indicators of impairment are identified. The Company applies a fair value based test for purposes of performing the impairment analysis. Through March 31, 2003, there have been no impairment losses. Other intangible assets with definitive useful lives continue to be amortized over those lives. The Company does not have significant amounts of other intangible assets.

Shipping and handling costs -

         Expenses associated with shipping and handling are included in cost of sales in the accompanying statements of operations.

Research and development -

         Expenses associated with research and development activities are expensed as incurred.

Product warranty -

         The Company provides a warranty on each high-speed system for a period of 90 days after installation. Product warranty expense was not significant for either fiscal 2003 or 2002.

Deferred income taxes -

         Deferred income taxes are provided on temporary differences between the financial statement and income tax basis of assets and liabilities and on net operating loss and research and development tax credit carryforwards using enacted tax rates in effect in the years in which differences are expected to reverse. A valuation allowance is recorded for the amount of deferred income tax assets for which realization is not likely (see Note 6).

Stock- based compensation -

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plan. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense was recognized in fiscal 2003 or 2002.

         Pro forma information required by FAS 123, Accounting for Stock-Based Compensation, as if the Company had applied fair value recognition provisions follows:

                                                                     2003             2002
                                                                 -------------    -------------
Net loss as reported .......................................     $  (1,990,870)   $  (1,423,674)
Stock-based compensation expense based on fair value .......            68,724          170,326
                                                                 -------------    -------------
Pro forma net loss .........................................     $  (2,059,594)   $  (1,594,000)
                                                                 =============    =============

Net loss per share - as reported ...........................     $       (0.10)   $       (0.15)
                                                                 =============    =============
Net loss per share - pro forma .............................     $       (0.11)   $       (0.17)
                                                                 =============    =============

         Fair value was estimated using a Black-Scholes option-pricing model. In both years the weighted-average risk-free interest rate was 3% and the weighted-average expected life assumption was five years. The volatility factor was 153% for 2003 and 107% for 2002. There was no dividend yield for either year.

Royalty expense -

         The Company has royalty agreements with Connecticut Innovations, Inc. and with certain stockholders (see Note 8). Royalties due under these agreements are expensed as incurred.

Loss per share -

         Common stock equivalents consist of options and warrants and were not used to compute the loss per share because their effect was anti-dilutive.

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

Restatement and reclassifications -

         Additional paid-in capital has been restated from the amounts previously reported for directors' compensation accrued in fiscal 2002 of $55,000 and in prior fiscal years of $85,000 and included in accrued expenses. Also, certain fiscal 2002 amounts previously reported have been reclassified to conform to the fiscal 2003 presentation. In addition, a "series W" system, with a carrying value of $132,000 that was included in machinery and equipment at March 31, 2002 was reclassified to inventories as of June 30, 2002 to reflect its intended purpose.

3.       INVENTORIES:

                                      2003            2002
                                   -----------    -----------
Raw materials ................     $ 1,880,070    $ 1,268,016
Work-in-process ..............         253,588        366,722
Finished goods ...............         642,428        410,442
                                   -----------    -----------
                                     2,776,086      2,045,180
Valuation allowance ..........        (286,737)      (378,718)
                                   -----------    -----------
                                   $ 2,489,349    $ 1,666,462
                                   ===========    ===========

4.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

         The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts:

                                      2003            2002
                                   -----------    -----------
Costs incurred ...............     $   750,741    $ 1,275,902
Estimated earnings ...........          17,361        270,604
                                   -----------    -----------
                                       768,102      1,546,506
Billings to date .............        (906,720)    (1,286,131)
                                   -----------    -----------
                                   $  (138,618)   $   260,375
                                   ===========    ===========

         Included in the accompanying balance sheets under the following captions:

                                                                    2003           2002
                                                                 ----------     ----------
Costs and estimated earnings in excess of billings on
  uncompleted contracts ....................................     $   56,409     $  776,278
Billings in excess of costs and estimated earnings on
  uncompleted contracts ....................................       (195,027)      (515,903)
                                                                 ----------     ----------
                                                                 $ (138,618)    $  260,375
                                                                 ==========     ==========

5.       LONG-TERM DEBT AND RECAPITALIZATION:

         Long-term debt consists of:

Long-term debt consists of:

                                                                     2003           2002
                                                                 ------------   ------------
Note payable to related party - Gunther Partners LLC .......     $  1,100,000   $          -
Other ......................................................           61,374         89,920
                                                                 ------------   ------------
                                                                    1,161,374         89,920
Current maturities of long-term debt - other ...............          (31,264)       (27,842)
                                                                 ------------   ------------
                                                                 $  1,130,110   $     62,078
                                                                 ============   ============

On July 3, August 7, September 26 and November 19, 2002 the Company borrowed $700,000, $100,000, $200,000 and $200,000, respectively, from Mr. Robert
Spiegel, a shareholder and member of the Board of Directors. These borrowings were evidenced by 8% notes that were due on or before December 31, 2002. The Company repaid the $100,000 note on October 10, 2002. Prior to December 31, 2002, the Company consolidated the remaining notes aggregating $1,100,000 into a single note with interest at 8% and a due date of December 31, 2003. On January 31, 2003, Mr. Spiegel assigned this note to Gunther Partners LLC, a stockholder. Effective June 19, 2003, Gunther Partners LLC extended the maturity date of this note, so it is currently due and payable on demand at any time on or after April 1, 2004, and committed to lend the Company an additional $1,000,000, if necessary, through March 31, 2004. On May 6, 2003, Mr. Spiegel loaned the Company an additional $500,000 under an 8% note due December 31, 2003. Effective June 19, 2003, Mr. Spiegel agreed to extend the maturity date of the note, so it is currently due and payable on demand at any time on or after April 1, 2004. On June 30, 2003, Gunther Partners, LLC loaned the Company $200,000 under an 8% note due and payable on demand at any time on or after April 1,2004.

         In November 2001, the Company consummated a rights offering (the "Rights Offering"), pursuant to which the Company issued 16,000,000 shares of its Common Stock to its existing stockholders by subscription right on a pro-rata basis at $0.50 per share. The net proceeds of the Rights Offering were used to repay in full notes payable to Gunther Partners LLC ($4.5 million) and to a stockholder and director ($500,000) and to purchase from Gunther Partners LLC for an aggregate of $637,935, 919,568 shares of the Company's Common Stock and $1.9 million of notes payable previously held by the Estate of Harold S. Geneen. Gunther Partners had acquired these shares and notes payable on behalf of the Company in July 2001 for $137,935 and $500,000, respectively. In connection with these transactions, the Company recognized an extraordinary gain of $1.4 million on the extinguishment of debt.

         As of March 31, 2003, aggregate annual maturities of long-term debt are:

                                            AMOUNT
                                         ------------
2004...............................      $     31,264
2005...............................         1,125,504
2006...............................             3,351
2007...............................             1,255
                                         ------------
                                         $  1,161,374
                                         ============

6.       DEFERRED INCOME TAXES:

         Significant components of deferred income tax assets (liabilities) are:

                                                     2003              2002
                                                 -------------    -------------
Equipment and leasehold improvements .....       $     (85,894)   $     (69,906)
Accrued expenses .........................             131,133          225,070
Inventories ..............................             165,961          187,581
Allowance for doubtful accounts ..........              48,870           31,653
Research and development .................             241,179          378,914
Net operating loss carryforwards .........           2,048,437          885,080
                                                 -------------    -------------
Net total deferred income tax asset ......           2,549,686        1,638,392
Valuation allowance ......................          (2,549,686)      (1,638,392)
                                                 -------------    -------------

Net deferred income taxes ................       $           -    $           -
                                                 =============    =============

         At March 31, 2003, the Company has federal and state net operating loss
(NOL) carryforwards of $5.7 million and $3.6 million, respectively, which are scheduled to expire in varying amounts from 2003 to 2023. In connection with a change in control during 2002, resulting from the consummation of the Rights Offering, the annual amount of NOL carryforward attributable to the period prior to the change in control that may be used in any given year is limited. The federal NOL of $5.7 million includes losses of $2.1 million prior to the change in control and $3.6 million of losses after the change in control. The valuation allowance at March 31, 2001 was $4.4 million.

7.       WARRANTS, COMMON STOCK PURCHASE OPTIONS AND CAPITAL STOCK:

         In connection with the October 1998 financial restructuring involving Gunther Partners LLC, .the Company granted Gunther Partners LLC a warrant to purchase up to 35% of the pro forma, fully diluted number of shares of the Company's Common Stock, determined as of the date of exercise, at any time through November 2003 at an exercise price of $1.50 a share (2,183,928 shares at March 31, 2003). The Rights Offering had no effect on the number of shares of the Company's Common Stock into which the warrants are exercisable. In November 2000, the Company agreed to extend the expiration date of the warrant by one calendar day for each calendar day from and after April 1, 2001 that any principal or interest owed under the Stockholder and Director debt remains unpaid. The new expiration date is May 29, 2004. In addition, at March 31, 2002, warrants were outstanding to purchase 106,666 shares of the Company's Common Stock for $4.00 a share. These warrants expire in October 2003.

         The Company has two stock option plans: the Gunther International Ltd. 1993 Stock Option Plan (which expires in October, 2003) and the 2002 Gunther International Ltd. Stock Option Plan. The Executive Compensation/Stock Option Committee of the Board of Directors determines the prices and terms at which options may be granted. Options vest over periods ranging from three to five years and may be exercisable up to ten years from the date of grant.

         A summary of stock option activity follows:

                                                  2003                  2002
                                         --------------------   --------------------
Outstanding, beginning of year ....       589,500    $   1.36    322,500    $   1.79
Granted ...........................        70,000    $   0.27    282,500    $   0.55
Cancelled .........................       (82,000)   $  (1.08)   (15,500)   $  (4.67)
                                          -------    --------    -------    --------
Outstanding, end of year ..........       577,500    $   1.10    589,500    $   1.36
                                          =======    ========    =======    ========

Exercisable, March 31, 2003 .......       292,900    $   1.61    255,100    $   1.71
                                          =======    ========    =======    ========

Weighted Average fair value .......      $   0.19               $   0.43
                                         ========               ========

         At March 31, 2003, exercise prices ranged from $0.27 to $3.22 and the weighted average remaining contractual life was 6 years. Also, at March 31, 2003, 383,000 options were available for future grants.

         The Company also has a directors' equity plan (the Equity Plan). Under the Equity Plan, the Company grants shares of its Common Stock with an aggregate fair value equal to each director's customary quarterly retainer for services of $2,500. The issuance of such shares may be deferred at the election of the director. In fiscal 2003 and 2002, 234,250 and 97,550 shares were granted with an aggregate fair value of $62,500 and $50,000. In fiscal 2003, as a result of the resignations of certain directors, 56,228 shares were issued by the Company under the plan. Through March 31, 2003, an aggregate of 395,235 shares have been granted with 339,007 deferred.

         In conjunction with the Rights Offering, the Company increased its authorized shares to 32,500,000 shares of capital stock consisting of 32,000,000 shares of Common Stock and 500,000 shares of Preferred Stock, each with a par value of $.001 a share. The Board of Directors is authorized to determine the powers, preferences, rights and restrictions of the Preferred Stock. At March 31, 2003 and 2002, there were no issued and outstanding shares of Preferred Stock. At March 31, 2003, 3,645,829 shares of the Company's Common Stock were reserved for future issuance.

8.       COMMITMENTS AND CONTINGENCIES:

Development Agreement -

         The Company had a development agreement with Connecticut Innovations, Inc. ("CII"), which required the Company to pay CII a royalty equal to .67% (sixty-seven hundredths of a percent) of all systems sales through December 31, 2002. Total royalty expense under this agreement was $131,250 and $137,500 for fiscal 2003 and 2002, respectively. CII has a continuing security interest in all of the Company's patents, trademarks and other assets as collateral until such time as the remaining accrued royalty obligations are paid. Title to these assets will then be transferred back to the Company.

Leases -

         The Company leases its office and manufacturing facility under an operating lease that provides for monthly rental of $23,917 through April 2006. Under this agreement, the Company is responsible for all operating costs, real estate taxes and maintenance. The Company also leases certain office equipment under operating lease agreements. Lease expense for fiscal 2003 and 2002 was approximately $336,000 and $380,000, respectively.

         As of March 31, 2003, future minimum payments for non-cancelable operating leases follow:

FISCAL YEAR
  ENDING
 MARCH 31,                                           AMOUNT
-----------                                      ------------
  2004........................................   $    309,912
  2005........................................        309,463
  2006........................................        309,463
  2007........................................         46,380
  2008........................................         16,847
                                                 ------------
                                                 $    992,065
                                                 ============

Other commitments -

         The Company has entered into royalty agreements with seven founding stockholders pursuant to which the Company is obligated to pay an amount equal to 1% of all the Company's sales (as defined). An additional royalty of .5% will be paid on all the Company's sales provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under these agreements terminate upon the payment of royalties aggregating $12,000,000. For fiscal 2003 and 2002, royalties expensed under this agreement were $222,000 and $209,000, respectively. Total royalties expensed under this agreement were $1,685,000 through March 31, 2003.

         Subsequent to March 31, 2003, Gunther Partners LLC reached agreements with four of the founding stockholders (holding an aggregate interest in the royalties equal to approximately 67.3334% of the total royalty obligation) to purchase their future interest in the royalties for $571,377. These agreements are effective with the fiscal 2003 royalty payments. In turn, Gunther Partners LLC has transferred and assigned the rights to the acquired royalties to the Company in exchange for promissory notes in the aggregate amount of $571,377 (the aggregate amount paid by Gunther Partners to acquire the royalties) bearing interest at 8% with principal and interest repayments equivalent to the amounts that would have been due and payable under the cancelled royalty agreements. After giving effect to the above transactions relating to Gunther Partners LLC and the founding stockholders, the maximum remaining royalty that may be required to be paid to the remaining three founding stockholders for royalties is $3,400,000.

         The Company had an agreement related to the development and use of certain ink jet technology. The agreement required the Company to pay royalties of 1% of inkjet sales up to a maximum of $5,000,000 through March 31, 2008. In fiscal 2002, the Company paid $75,000 to satisfy all past and future obligations under the agreement.

Contingencies -

         The Company is a party to various other legal proceedings arising in the ordinary course of business which management believes will not have a material adverse effect on the Company's financial position, operating results or cash flows.

         As a plaintiff, the Company settled certain litigation in 2003 realizing income of $190,000, net of related expenses.

9.       EMPLOYEE BENEFIT PLANS:

         The Company has a defined contribution benefit plan (the "Plan") covering substantially all employees. The Plan is intended to comply with
Section 401(k) of the Internal Revenue Code. Each year eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 15% of compensation or the annual maximum established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the Plan. The Company does not make contributions to the Plan but does pay certain expenses of the Plan which are not material.

10.      SIGNIFICANT CUSTOMERS AND BUSINESS CONCENTRATION:

         Due to the nature of the Company's products, a significant portion of the Company's revenues in all periods is generally derived from a few customers. The majority of the Company's customers are property and casualty insurance companies. During fiscal 2003, sales to one customer were 14% of sales, in fiscal 2002 sales to one customer were 21% of sales. No other customers accounted for more than 10% of sales in either year.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying value of financial instruments (accounts receivable, accounts payable and debt) as of March 31, 2003 and 2002 approximate fair value. Fair value was based on cash flows and current market conditions.

12.      LIQUIDITY:

         For fiscal 2003, the Company incurred a net loss of $2.0 million and used cash of $1.7 million in operating activities. At March 31, 2003, the Company had a deficiency in working capital of $2.2 million. Subsequent to March 31, 2003, the Company received orders for machines aggregating $1.4 million. In addition, the Company has planned spending reductions in fiscal 2004. Further, as referred to in Note 5 above, effective June 19, 2003, Gunther Partners LLC committed to lend the Company an additional $1.0 million, if necessary, through March 31, 2004. Also, as referred to in Note 5, subsequent to March 31, 2003, Mr. Spiegel loaned the Company $700,000 that is due and payable on demand on or after April 1, 2004. On June 30, 2003, Gunther Partners, LLC loaned the Company $200,000 under an 8% note due and payable at any time on or after April 1, 2004. As a result, the Company believes it has sufficient sources of liquidity to enable it to fund its obligations as they become due in the ordinary course of business through March 31, 2004.