Form 10KSB/A
period 2003-03-31
GUNTHER INTERNATIONAL LTD
filed 2003-07-11
CIK 913600

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-KSB/A

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ___________.

                         COMMISSION FILE NUMBER: 0-22994

                           GUNTHER INTERNATIONAL LTD.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     DELAWARE                               51-0223195
   (STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER
                  OR ORGANIZATION)                       IDENTIFICATION NO.)

                   ONE WINNENDEN ROAD
                   NORWICH, CONNECTICUT                          06360
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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

                                                             PART I

Item 1.    Description of Business.............................................................................    1
                  General......................................................................................    1
                  Development of the Business..................................................................    1
                  Finishing Systems............................................................................    2
                  Strategy.....................................................................................    2
                  Systems......................................................................................    3
                  inc.jet......................................................................................    6
           Marketing and Sales.................................................................................    7
           Customers...........................................................................................    7
           Manufacturing.......................................................................................    8
           Installation and Customer Service...................................................................    8
           Research and Development............................................................................    9
           Competition.........................................................................................    9
           Patents and Proprietary Rights......................................................................    9
           Employees...........................................................................................   10

Item 2.    Description of Property.............................................................................   10

Item 3.    Legal Proceedings...................................................................................   10

Item 4.    Submission of Matters to a Vote of
                  Security Holders.............................................................................   11

                                                             PART II

Item 5.    Market for Common Equity and Related
                  Stockholder Matters..........................................................................   12

Item 6.    Management's Discussion and Analysis
                  Summary Financial Data.......................................................................   14
                  Results of Operations........................................................................   15
                  Liquidity and Capital Resources..............................................................   16
                  Inflation....................................................................................   18
                  Forward Looking Statements...................................................................   18

Item 7.    Financial Statements................................................................................   18

Item 8.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................................................   18

                                      (i)

                                                             PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...................................................   18

Item 10.   Executive Compensation..............................................................................   19

Item 11.   Security Ownership of Certain Beneficial
           Owners and Management and Related Stockholder Matters...............................................   19

Item 12.   Certain Relationships and Related Transactions......................................................   19

Item 13.   Exhibits and Reports on Form 8-K....................................................................   19

Item 14.   Controls and Procedures.............................................................................   22

Signatures.....................................................................................................   23

Certification of Officers......................................................................................   24

Index to Financial statements..................................................................................  F-1

                                      (ii)

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-KSB/A (the "Amendment") amends Part II, Items 6 and 7 of the Annual Report on Form 10-KSB for the year ended March 31, 2003 of Gunther International LTD. (the "Company"), as filed on June 30, 2003 (the "Original Filing"). Due to a typographical error, the Original Filing incorrectly stated that the amount of the June 30, 2003 loan made by Gunther Partners LLC to the Company was $200,000. The correct amount of this loan was $2,000,000. Although each of the text references to this loan contained in the Original Filing contained the error, the Original Filing contained as Exhibit
10.37 a true and correct copy of the $2,000,000 promissory note made by the Company to the order of Gunther Partners LLC on June 30, 2003. In addition, the Original Filing inadvertently omitted from Note 5 to the Company's financial statements a reference to a $200,000 loan made to the Company on June 19, 2003. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated any of the disclosures set forth in the Amendment to speak to any later date.

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

         -        Box and carton labeling

         -        Printing of variable data on commercial web press applications

         -        Tag printing

         -        Spot color and anti-fraud marking of originals

         In January of 2003, inc.jet introduced the jet.engine(TM) Imager, which is the most compact, powerful, and flexible OEM industrial print engine on the market. The specification for this product was developed from years of industry experience, and most importantly, from gathering requirements input from numerous customers in a variety of industries. The objective of the jet.engine(TM) Imager was to develop an OEM thermal ink jet print engine that would maximize the capability of the HP cartridge, and provide a means to bring this technology to any application that lends itself to HP thermal ink jet. This state of the art imaging technology will provide for seamless integration into a variety of industrial applications such as commercial printing, and packaging.

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

                                                                                         BID PRICES
                                                                                         ----------
        FISCAL QUARTER                                                           HIGH                    LOW
        --------------                                                           ----                    ---
First Fiscal Quarter - 2002..................................................   $1.00                   $0.47
(April 1 - June 30, 2001)

Second Fiscal Quarter - 2002.................................................    1.29                    0.41
(July 1 - September 30, 2001)

Third Fiscal Quarter - 2002..................................................    0.73                    0.40
(October 1 - December 31, 2001)

Fourth Fiscal Quarter - 2002.................................................    0.63                    0.46
(January 1 - March 31, 2002)

First Fiscal Quarter - 2003..................................................    0.54                    0.45
(April 1 - June 30, 2002)

Second Fiscal Quarter - 2003.................................................    0.55                    0.12
(July 1 - September 30, 2002)

Third Fiscal Quarter - 2003..................................................    0.40                    0.17
(October 1 - December 31, 2002)

Fourth Fiscal Quarter - 2003.................................................    0.64                    0.18
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

                                                                    QUARTER ENDED
                           ---------------------------------------------------------------------------------------------------
                           06/30/01      09/30/01     12/31/01     03/31/02    06/30/02     09/30/02     12/31/02     03/31/02
                           --------      --------     --------     --------    --------     --------     --------     --------
Fair Market Value          $  0.94       $   0.45     $   0.58     $   0.49    $   0.45     $   0.23     $   0.17     $   0.41
                           =======       ========     ========     ========    ========     ========     ========     ========

Shares credited             13,300         27,780       25,860       30,612      33,336       76,090       88,236       36,588
                           =======       ========     ========     ========    ========     ========     ========     ========

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

                                                                             FOR THE YEARS ENDED MARCH 31,
                                                                      2003              2002              2001
                                                                  -------------    --------------    --------------
Sales:
  Systems ....................................................    $   7,978,453    $    8,406,377    $   13,743,283
  Maintenance ................................................       11,315,657        11,166,347        10,161,333
  Supplies ...................................................        2,907,585         1,375,886           507,359
                                                                  -------------    --------------    --------------
    Total sales ..............................................       22,201,695        20,948,610        24,411,975
                                                                  -------------    --------------    --------------

Cost of sales:
  Systems ....................................................        6,884,554         7,419,937         9,164,764
  Maintenance ................................................        7,727,735         7,906,354         8,105,760
  Supplies ...................................................        2,432,722         1,089,614           372,484
                                                                  -------------    --------------    --------------
    Total cost of sales ......................................       17,045,011        16,415,905        17,643,008
                                                                  -------------    --------------    --------------
     Gross profit ............................................        5,156,684         4,532,705         6,768,967
                                                                  -------------    --------------    --------------

Operating expenses:
 Selling and administrative ..................................        5,675,887         5,521,234         4,555,441
 Research and development ....................................        1,590,414         1,389,544         1,639,385
                                                                  -------------    --------------    --------------
    Total operating expenses .................................        7,266,301         6,910,778         6,194,826
                                                                  -------------    --------------    --------------
Operating loss ...............................................       (2,109,617)       (2,378,073)          574,141
 Interest expense, net                                                  (71,253)         (456,469)         (679,717)
 Litigation (expense)/income .................................          190,000                 -          (178,500)
                                                                  -------------    --------------    --------------
Loss before extraordinary items ..............................       (1,990,870)       (2,834,542)         (284,076)
 Gain on extinguishment of debt ..............................                -         1,410,868                 -
                                                                  -------------    --------------    --------------
Net loss .....................................................    $  (1,990,870)   $   (1,423,674)   $     (284,076)
                                                                  =============    ==============    ==============

Per share:
Loss before extraordinary item ...............................    $       (0.10)   $        (0.30)   $        (0.07)
Extraordinary item                                                            -              0.15                 -
                                                                  -------------    --------------    --------------
Net loss .....................................................    $       (0.10)   $        (0.15)   $        (0.07)
                                                                  =============    ==============    ==============

Weighted average number of
 common shares outstanding ...................................       19,390,356         9,318,579         4,291,769
                                                                  =============    ==============    ==============

                                                                      2003              2002
                                                                  -------------    --------------
Current Assets ...............................................    $   4,122,524     $   4,739,908
Total Assets .................................................        7,419,915         8,676,781
Current Liabilities ..........................................        5,202,048         5,598,576
Long-term debt, less current maturities ......................        1,130,110            62,078
Stockholders' equity .........................................        1,087,757         3,016,127

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

                                                                           2002
                                               2003        --------------------------------------
                                             MARCH 31      DECEMBER 31    SEPTEMBER 30    JUNE 30
                                             --------      -----------    ------------    -------
                                                                 (IN MILLIONS)
Backlog, beginning of period ...........     $   0.5         $  1.3          $  3.2        $  1.9
Orders .................................         0.8            0.8             1.1           2.8
Revenues recognized ....................        (0.4)          (1.6)           (3.0)         (1.5)
                                             -------         ------          ------        ------
Backlog, end of period .................     $   0.9         $  0.5          $  1.3        $  3.2
                                             =======         ======          ======        ======

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

         The shortfall in liquidity necessitated the borrowing of funds throughout fiscal 2003. On July 3, August 7, September 26 and November 19, 2002 the Company borrowed $700,000, $100,000, $200,000 and $200,000, respectively, from Mr. Robert Spiegel, a shareholder and member of the Board of Directors, to alleviate cash deficiencies. These borrowings were evidenced by 8% notes payable which were originally due on or before December 31, 2002. The Company repaid the $100,000 note on October 10, 2002. Prior to December 31, 2002, the Company consolidated the remaining notes aggregating $1,100,000 into a single note with interest at 8% and a due date of December 31, 2003. On January 31, 2003, Mr. Spiegel assigned this note to Gunther Partners LLC, a stockholder. Effective June 19, 2003, Gunther Partners LLC extended the maturity date of this note, so it is currently due and payable on demand at any time on or after April 1, 2004, and committed to lend the Company an additional $1,000,000, if necessary, through March 31, 2004. On May 6, 2003, Mr. Spiegel loaned the Company an additional $500,000 under an 8% note due December 31, 2003. Effective June 19, 2003 Mr. Spiegel agreed to extend the maturity date of the note, so it is currently due and payable on demand at any time on or after April 1, 2004. On June 19, 2003, Mr. Spiegel loaned the Company an additional $200,000 under an 8% note due and payable on demand at any time on or after April 1, 2004. On June 30, 2003, Gunther Partners LLC loaned the Company $2,000,000 under an 8% note due and payable on demand at any time on or after April 1, 2004.

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

         On a going forward basis, management believes that the Company's operating results will improve in fiscal

2004. Subsequent to the end of the fiscal year 2003 through May 31, 2003, the Company received orders for an additional 3 machines for over $1.4 million and has several short term sales prospects that could result in additional sales. Additionally, spending reductions planned in fiscal 2004 include about $300,000 less in health care costs due to the adoption of a fully insured plan. If necessary, the Company may extend the payment of its trade obligations, which it reduced by almost $500,000 in fiscal 2003. Lastly, planned and necessary additions to equipment and leasehold improvements in fiscal 2003 are less than $100,000.

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

         10.25 Promissory Note, dated May 6, 2003, made by the registrant to the order of Robert Spiegel (filed as Exhibit 10.25 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.26 Assignment and Consent Agreement by and among the registrant, William H. Gunther, Jr., and Gunther Partners LLC, dated May 14, 2003 (filed as Exhibit 10.26 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.27 Assignment and Consent Agreement by and among the registrant, Christine E. Gunther, Jr., and Gunther Partners LLC, dated May 14, 2003 (filed as Exhibit 10.27 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.28 Transfer and assignment of Agreement dated May 14, 2003 between Gunther Partners LLC and the registrant (filed as Exhibit 10.28 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.29 Promissory Note, dated May 14, 2003 made by the registrant to the order of Gunther Partners LLC (filed as Exhibit 10.29 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.30 Assignment and Consent Agreement by and among the registrant, William H. Gunther III and Gunther Partners LLC, dated June 11, 2003 (filed as Exhibit 10.30 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.31 Assignment and Consent Agreement by and among the registrant, Susan G. Hotkowski, and Gunther Partners LLC, dated June 11, 2003 (filed as Exhibit 10.31 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.32 Transfer and assignment of Agreement dated June 11, 2003 between Gunther Partners LLC and the registrant (filed as Exhibit 10.32 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.33 Promissory Note, dated June 11, 2003 made by the registrant to the order of Gunther Partners LLC (filed as Exhibit 10.33 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.34 Extension of Note dated May 6, 2003 made by Robert Spiegel to the registrant (filed as Exhibit 10.34 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.35 Extension of Note dated December 31, 2003 and commitment letter made by Gunther Partners LLC to the registrant (filed as Exhibit 10.35 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.36 Promissory Note dated June 19, 2003 made by the registrant to the order of Robert Spiegel (filed as Exhibit 10.36 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.37 Promissory Note dated June 30, 2003 made by the registrant to the order of Gunther Partners LLC (filed as Exhibit 10.37 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         21.1 List of Subsidiaries of the Company (filed as Exhibit 21.1 to the registrant's annual report on Form 10-KSB dated June 29, 2001 and incorporated herein by reference).

         24.1     Power of Attorney (Previously filed)

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

Changes in internal controls -

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

                                  GUNTHER INTERNATIONAL LTD.

Dated: July 8, 2003               By: /s/ John K. Carpenter
                                      ---------------------
                                  John K. Carpenter
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer (on behalf of the registrant and
                                  as Principal Financial and Accounting Officer)

                            RULE 13a-14 CERTIFICATION

                                  CERTIFICATION

I, Marc I. Perkins, certify that:

                  1. I have reviewed this annual report on Form 10-KSB/A of Gunther International Ltd.

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

             Date: July 8, 2003

                                                   /s/  Marc I. Perkins
                                                   --------------------
                                                   Marc I. Perkins
                                                   Chief Executive Officer

                            RULE 13a-14 CERTIFICATION

                                  CERTIFICATION

I, John K. Carpenter, certify that:

                  1. I have reviewed this annual report on Form 10-KSB/A of Gunther International Ltd.

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

            Date: July 8, 2003

                                          /s/  John K. Carpenter
                                          -----------------------
                                          John K. Carpenter
                                          Senior Vice President, Chief Financial
                                          Officer, Treasurer and Secretary

                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors..............................................................   F-2

Consolidated Balance Sheets as of March 31, 2003 and 2002......................................................   F-3

Consolidated Statements of Operations for the Years Ended March 31, 2003 and 2002..............................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended March 31, 2003 and 2002..........   F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2003 and 2002..............................   F-6

Notes to Consolidated Financial Statements.....................................................................   F-7

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

                           GUNTHER INTERNATIONAL LTD.
                           CONSOLIDATED BALANCE SHEETS
                                 AS OF MARCH 31

                                                                                  2003            2002
                                                                              ------------    ------------
Assets
Current Assets:
     Cash .................................................................   $    405,540    $  1,119,790
     Restricted cash ......................................................        101,862         100,054
     Accounts receivable, less allowance ..................................        905,450         849,059
     Costs and estimated earnings in excess of billings on uncompleted
          contracts .......................................................         56,409         776,278
     Inventories ..........................................................      2,489,349       1,666,462
     Prepaid expenses .....................................................        163,914         228,265
                                                                              ------------    ------------
         Total current assets .............................................      4,122,524       4,739,908
                                                                              ------------    ------------
Equipment and Leasehold Improvements:
    Machinery and equipment ...............................................      1,403,050       2,230,914
    Furniture and fixtures ................................................        446,256         505,939
    Leasehold improvements ................................................        128,494         135,962
                                                                              ------------    ------------
                                                                                 1,977,800       2,872,815
Accumulated depreciation and amortization .................................     (1,248,165)     (1,518,098)
                                                                              ------------    ------------
                                                                                   729,635       1,354,717
                                                                              ------------    ------------

Other Assets:
    Goodwill ..............................................................      2,551,429       2,551,429
    Other .................................................................         16,327          30,727
                                                                              ------------    ------------
                                                                                 2,567,756       2,582,156
                                                                              ------------    ------------
                                                                              $  7,419,915    $  8,676,781
                                                                              ============    ============
Liabilities and Stockholders' Equity

Current Liabilities:
   Current maturities of long-term debt - other ...........................   $     31,264    $     27,842
   Accounts payable .......................................................      1,508,965       1,977,539
   Accrued expenses .......................................................      1,124,337       1,188,462
   Billings in excess of costs and estimated earnings on uncompleted
          contracts .......................................................        195,027         515,903
   Deferred service contract revenue ......................................      2,342,455       1,888,830
                                                                              ------------    ------------
       Total current liabilities ..........................................      5,202,048       5,598,576
                                                                              ------------    ------------
Long-Term Debt:
   Related party ..........................................................      1,100,000               -
   Other, less current maturities .........................................         30,110          62,078
                                                                              ------------    ------------
                                                                                 1,130,110          62,078
                                                                              ------------    ------------
       Total liabilities ..................................................      6,332,158       5,660,654
                                                                              ------------    ------------

Commitments and contingencies (Note 8)
Stockholders' Equity:
   Preferred Stock, $.001 par value: 500,000 shares authorized; none issued              -               -
   Common Stock, $.001 par value: 32,000,000 shares authorized; 20,347,997 shares issued at March 31, 2003 and 20,291,769 shares issued
      at March 31 2002, including shares held in treasury .................         20,348          20,292
   Treasury Stock, at cost (919,569 shares) ...............................       (137,935)       (137,935)
   Additional paid-in capital .............................................     20,067,563      20,005,119
   Accumulated deficit ....................................................    (18,862,219)    (16,871,349)
                                                                              ------------    ------------
       Total Stockholders' Equity .........................................      1,087,757       3,016,127
                                                                              ------------    ------------
                                                                              $  7,419,915    $  8,676,781
                                                                              ============    ============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED MARCH 31,

                                                                 2003           2002
                                                            ------------    ------------
Sales:
  Systems .........................................         $  7,978,453    $  8,406,377
  Maintenance .....................................           11,315,657      11,166,347
  Supplies ........................................            2,907,585       1,375,886
                                                            ------------    ------------
    Total sales ...................................           22,201,695      20,948,610
                                                            ------------    ------------

Cost of sales:
  Systems .........................................            6,884,554       7,419,937
  Maintenance .....................................            7,727,735       7,906,354
  Supplies ........................................            2,432,722       1,089,614
                                                            ------------    ------------
    Total cost of sales ...........................           17,045,011      16,415,905
                                                            ------------    ------------
     Gross profit .................................            5,156,684       4,532,705
                                                            ------------    ------------

Operating expenses:
 Selling and administrative .......................            5,675,887       5,521,234
 Research and development .........................            1,590,414       1,389,544
                                                            ------------    ------------
   Total operating expenses .......................            7,266,301       6,910,778
                                                            ------------    ------------
Operating loss ....................................           (2,109,617)     (2,378,073)
 Interest expense, net ............................              (71,253)       (456,469)
 Litigation settlement, net .......................              190,000               -
                                                            ------------    ------------
Loss before extraordinary items ...................           (1,990,870)     (2,834,542)
 Gain on extinguishment of debt ...................                    -       1,410,868
                                                            ------------    ------------
Net loss ..........................................         $ (1,990,870)   $ (1,423,674)
                                                            ============    ============

Loss per share:
Loss before extraordinary item ....................         $      (0.10)   $      (0.30)
Extraordinary item ................................                    -            0.15
                                                            ------------    ------------
Net loss ..........................................         $      (0.10)   $      (0.15)
                                                            ============    ============
Weighted average number of common shares
 outstanding ......................................           19,390,356       9,318,579
                                                            ============    ============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                          COMMON STOCK
                                        $.001 PAR VALUE       TREASURY STOCK      ADDITIONAL
                                     --------------------  --------------------     PAID-IN    ACCUMULATED
                                       SHARES     AMOUNT    SHARES     AMOUNT       CAPITAL       DEFICIT       TOTAL
                                     ---------- ---------  --------  ----------  ------------  ------------  ------------
Balance, March 31, 2001:
 As reported ......................   4,291,769 $   4,292         -  $        -  $ 12,188,556  $(15,447,675) $ (3,254,827)
 Adjustment .......................                                                    85,000                      85,000
                                     ---------- ---------  --------  ----------  ------------  ------------  ------------
 As restated ......................   4,291,769     4,292         -           -    12,273,556   (15,447,675)   (3,169,827)
Sale of Common Stock ..............  16,000,000    16,000         -           -     7,741,033             -     7,757,033
Purchase of Treasury Stock ........           -         -  (919,569)   (137,935)            -             -      (137,935)
Discharge of Related Party Debt....           -         -         -           -       (64,470)            -       (64,470)
Directors' Equity Plan ............                                                    55,000                      55,000
Net Loss ..........................           -         -         -           -             -    (1,423,674)   (1,423,674)
                                     ---------- ---------  --------  ----------  ------------  ------------  ------------
Balance, March 31, 2002 ...........  20,291,769    20,292  (919,569)   (137,935)   20,005,119   (16,871,349)    3,016,127
Issuance of Common Stock ..........      56,228        56         -           -           (56)            -             -
Directors' Equity Plan ............                                                    62,500                      62,500
Net Loss ..........................           -         -         -           -             -    (1,990,870)   (1,990,870)
                                     ---------- ---------  --------  ----------  ------------  ------------  ------------
Balance, March 31, 2003 ...........  20,347,997 $  20,348  (919,569) $ (137,935) $ 20,067,563  $(18,862,219) $  1,087,757
                                     ========== =========  ========  ==========  ============  ============  ============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31,

                                                                     2003           2002
                                                                  -----------    -----------
Operating activities:
   Net loss ...................................................   $(1,990,870)   $(1,423,674)
       Adjustments to reconcile net loss to net cash
        used for operating activities:
       Depreciation and amortization ..........................       593,060        607,380
       Provision for doubtful accounts ........................        43,170         49,196
       Interest accrued on related party debt .................             -         42,456
       Directors' compensation ................................        62,500         55,000
       Gain on extinguishment of debt .........................             -     (1,410,868)
       Loss on disposal of equipment ..........................         2,598         32,787
       Changes in operating assets and liabilities:
        Accounts receivable ...................................       (99,561)     1,104,143
        Inventories ...........................................      (690,887)       270,076
        Prep aid expenses .....................................        64,351         26,287
        Accounts payable ......................................      (468,574)      (462,898)
        Accrued expenses ......................................       (64,125)      (234,503)
        Deferred service contract revenue .....................       453,625        106,364
        Billings, costs and estimated earnings on
         uncompleted contracts - net ..........................       398,993         15,608
                                                                  -----------    -----------
         Net cash used for operating activities ...............    (1,695,720)    (1,222,646)
                                                                  -----------    -----------

Investing activities:
    Acquisitions of equipment and leasehold improvements.......       (88,176)      (540,994)
                                                                  -----------    -----------
         Net cash used for investing activities ...............       (88,176)      (540,994)
                                                                  -----------    -----------

Financing activities:
    Repayment of notes payable and long-term debt .............      (128,546)    (5,695,007)
    Proceeds from notes payable and long-term debt ............     1,200,000        300,000
    Proceeds from sale of Common Stock ........................             -      7,757,033
    Purchase of Treasury Stock ................................             -       (137,935)
    Transfer to restricted cash ...............................        (1,808)      (100,054)
                                                                  -----------    -----------
         Net cash provided by financing activities ............     1,069,646      2,124,037
                                                                  -----------    -----------
Change in cash ................................................      (714,250)       360,397
Cash, beginning of year .......................................     1,119,790        759,393
                                                                  -----------    -----------
Cash, end of year .............................................   $   405,540    $ 1,119,790
                                                                  ===========    ===========

Supplemental Cash Flow Information:
    Cash paid for interest ....................................   $    10,211    $   394,428
                                                                  ===========    ===========
    Cash paid for income taxes ................................   $         -    $    27,028
                                                                  ===========    ===========
Supplemental Disclosure of Non-Cash Investing Activities:
    Property and equipment acquired for notes payable .........   $         -    $    35,831
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

         Pro forma information required by FAS 123, Accounting for Stock-Based Compensation, as if the Company had applied fair value recognition provisions follows:

                                                                            2003                2002
                                                                       --------------      --------------
Net loss as reported ...............................................   $   (1,990,870)     $   (1,423,674)
Stock-based compensation expense based on fair value ...............           68,724             170,326
                                                                       --------------      --------------
Pro forma net loss .................................................   $   (2,059,594)     $   (1,594,000)
                                                                       ==============      ==============

Net loss per share - as reported ...................................   $        (0.10)     $        (0.15)
                                                                       ==============      ==============
Net loss per share - pro forma .....................................   $        (0.11)     $        (0.17)
                                                                       ==============      ==============

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

3.       INVENTORIES:

                                   2003           2002
                                -----------    -----------
Raw materials .............     $ 1,880,070    $ 1,268,016
Work-in-process ...........         253,588        366,722
Finished goods ............         642,428        410,442
                                -----------    -----------
                                  2,776,086      2,045,180
Valuation allowance .......        (286,737)      (378,718)
                                -----------    -----------
                                $ 2,489,349    $ 1,666,462
                                ===========    ===========

4.       COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

         The following schedule reflects the costs incurred, estimated earnings and billings to date on uncompleted contracts:

                               2003            2002
                           -----------     -----------
Costs incurred ..........  $   750,741     $ 1,275,902
Estimated earnings ......       17,361         270,604
                           -----------     -----------
                               768,102       1,546,506
Billings to date ........     (906,720)     (1,286,131)
                           -----------     -----------
                           $  (138,618)    $   260,375
                           ===========     ===========

         Included in the accompanying balance sheets under the following captions:

                                                                                   2003             2002
                                                                                -----------     -----------
Costs and estimated earnings in excess of billings on
 uncompleted contracts ......................................................   $    56,409     $   776,278
Billings in excess of costs and estimated earnings on
 uncompleted contracts ......................................................      (195,027)       (515,903)
                                                                                -----------     -----------
                                                                                $  (138,618)    $   260,375
                                                                                ===========     ===========

5.       LONG-TERM DEBT AND RECAPITALIZATION:

         Long-term debt consists of:

                                                                                   2003             2002
                                                                                -----------     -----------
Note payable to related party - Gunther Partners LLC ........................   $ 1,100,000     $         -
Other .......................................................................        61,374          89,920
                                                                                -----------     -----------
                                                                                  1,161,374          89,920
Current maturities of long-term debt - other ................................       (31,264)        (27,842)
                                                                                -----------     -----------
                                                                                $ 1,130,110     $    62,078
                                                                                ===========     ===========

On July 3, August 7, September 26 and November 19, 2002 the Company borrowed $700,000, $100,000, $200,000 and $200,000, respectively, from Mr. Robert
Spiegel, a shareholder and member of the Board of Directors. These borrowings were evidenced by 8% notes that were due on or before December 31, 2002. The Company repaid the $100,000 note on October 10, 2002. Prior to December 31, 2002, the Company consolidated the remaining notes aggregating $1,100,000 into a single note with interest at 8% and a due date of December 31, 2003. On January 31, 2003, Mr. Spiegel assigned this note to Gunther Partners LLC, a stockholder. Effective June 19, 2003, Gunther Partners LLC extended the maturity date of this note, so it is currently due and payable on demand at any time on or after April 1, 2004, and committed to lend the Company an additional $1,000,000, if necessary, through March 31, 2004. On May 6, 2003, Mr. Spiegel loaned the Company an additional $500,000 under an 8% note due December 31, 2003. Effective June 19, 2003, Mr. Spiegel agreed to extend the maturity date of the note, so it is currently due and payable on demand at any time on or after April 1, 2004. On June 19, 2003, Mr. Spiegel loaned the Company an additional $200,000 under an 8% note due and payable on demand at any time on or after April 1, 2004. On
June 30, 2003, Gunther Partners LLC loaned the Company $2,000,000 under an 8% note due and payable on demand at any time on or after April 1, 2004.

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

         As of March 31, 2003, aggregate annual maturities of long-term debt are:

                                                            Amount
                                                         -----------
2004 ................................................    $    31,264
2005 ................................................      1,125,504
2006 ................................................          3,351
2007 ................................................          1,255
                                                         -----------
                                                         $ 1,161,374
                                                         ===========

6.       DEFERRED INCOME TAXES:

         Significant components of deferred income tax assets (liabilities) are:

                                                            2003            2002
                                                       -------------    ------------
Equipment and leasehold improvements ................  $     (85,894)   $    (69,906)
Accrued expenses ....................................        131,133         225,070
Inventories .........................................        165,961         187,581
Allowance for doubtful accounts .....................         48,870          31,653
Research and development ............................        241,179         378,914
Net operating loss carryforwards ....................      2,048,437         885,080
                                                       -------------    ------------
Net total deferred income tax asset .................      2,549,686       1,638,392
Valuation allowance .................................     (2,549,686)     (1,638,392)
                                                       -------------    ------------

Net deferred income taxes                              $           -    $          -
                                                       =============    ============

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

         A summary of stock option activity follows:

                                                              2003                 2002
                                                     ---------------------  ------------------
Outstanding, beginning of year ....................      589,500   $  1.36   322,500   $  1.79
Granted ...........................................       70,000   $  0.27   282,500   $  0.55
Cancelled .........................................      (82,000)  $ (1.08)  (15,500)  $ (4.67)
                                                     -----------   -------  --------   -------
Outstanding, end of year ..........................      577,500   $  1.10   589,500   $  1.36
                                                     ===========   =======  ========   =======
Exercisable, March 31, 2003 .......................      292,900   $  1.61   255,100   $  1.71
                                                     ===========   =======  ========   =======
Weighted Average fair value .......................  $      0.19            $   0.43
                                                     ===========            ========

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

         As of March 31, 2003, future minimum payments for non-cancelable operating leases follow:

FISCAL YEAR
  ENDING
 MARCH 31,                                                              AMOUNT
-----------                                                          -----------
  2004 ...........................................................   $   309,912
  2005 ...........................................................       309,463
  2006 ...........................................................       309,463
  2007 ...........................................................        46,380
  2008 ...........................................................        16,847
                                                                     -----------
                                                                     $   992,065
                                                                     -----------

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

12.      LIQUIDITY:

         For fiscal 2003, the Company incurred a net loss of $2.0 million and used cash of $1.7 million in operating activities. At March 31, 2003, the Company had a deficiency in working capital of $2.2 million. Subsequent to March 31, 2003, the Company received orders for machines aggregating $1.4 million. In addition, the Company has planned spending reductions in fiscal 2004. Further, as referred to in Note 5 above, effective June 19, 2003, Gunther Partners LLC committed to lend the Company an additional $1.0 million, if necessary, through March 31, 2004. Also, as referred to in Note 5, subsequent to March 31, 2003, Mr. Spiegel loaned the Company $700,000 that is due and payable on demand on or after April 1, 2004. On June 30, 2003, Gunther Partners LLC loaned the Company $2,000,000 under an 8% note due and payable at any time on or after April 1, 2004. As a result, the Company believes it has sufficient sources of liquidity to enable it to fund its obligations as they become due in the ordinary course of business through March 31, 2004.