Form 10QSB
period 2003-06-30
GUNTHER INTERNATIONAL LTD
filed 2003-08-12
CIK 913600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2003.

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

                        YES  [X]                         NO  [ ]

The number of shares of the Registrant's Common stock outstanding as of July 21, 2003 was 19,428,428.

Transitional Small Business Disclosure Format (check one):

                        YES  [ ]                         NO  [X]

                           GUNTHER INTERNATIONAL LTD.

                                      INDEX

                                                                                Page
                                                                                ----
                    PART I - CONDENSED FINANCIAL INFORMATION

Item 1.       Financial Statements - (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2003 and
              March 31, 2003                                                     2

              Condensed Consolidated Statements of Operations for the three
              months ended June 30, 2003 and 2002                                3

              Condensed Consolidated Statements of Cash Flows for the three
              months ended June 30, 2003 and 2002                                4

              Notes to Condensed Consolidated Financial Statements               5

Item 2.       Management's Discussion and Analysis or Plan of Operation          7

Item 3.       Controls and Procedures                                           10

                           PART II - OTHER INFORMATION

Item 5.       Other Information                                                 11

Item 6.       Exhibits and Reports on Form 8-K                                  11

Signatures                                                                      13

                     PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  JUNE 30, 2003    MARCH 31, 2003
                                                                                  -------------    --------------
Assets
Current Assets:
  Cash..........................................................................  $   3,091,074    $      405,540
  Restricted cash...............................................................        102,208           101,862
  Accounts receivable, less allowance...........................................      1,053,277           905,450
  Costs and estimated earnings in excess of billings on uncompleted contracts...         99,843            56,409
  Inventories...................................................................      3,269,352         2,489,349
  Prepaid expenses..............................................................        207,587           163,914
                                                                                  -------------    --------------
    Total current assets........................................................      7,823,341         4,122,524
                                                                                  -------------    --------------
Equipment and Leasehold Improvements:
  Machinery and equipment.......................................................      1,403,002         1,403,050
  Furniture and fixtures........................................................        457,531           446,256
  Leasehold improvements........................................................        128,494           128,494
                                                                                  -------------    --------------
                                                                                      1,989,027         1,977,800
Accumulated depreciation and amortization.......................................     (1,360,834)       (1,248,165)
                                                                                  -------------    --------------
                                                                                        628,193           729,635
                                                                                  -------------    --------------
Other Assets:
  Deferred royalty..............................................................        396,772                 -
  Goodwill......................................................................      2,551,429         2,551,429
  Other.........................................................................         12,727            16,327
                                                                                  -------------    --------------
                                                                                      2,960,928         2,567,756
                                                                                  -------------    --------------
                                                                                  $  11,412,462    $    7,419,915
                                                                                  =============    ==============
Liabilities and Stockholders' Equity
Current Liabilities:
  Current maturities of long-term debt - related parties........................  $   3,974,605    $            -
  Current maturities of long-term debt - other..................................         31,264            31,264
  Accounts payable..............................................................      2,632,184         1,508,965
  Accrued expenses..............................................................        583,563         1,124,337
  Billings in excess of costs and estimated earnings on uncompleted contracts...      1,046,241           195,027
  Deferred service contract revenue.............................................      2,608,445         2,342,455
                                                                                  -------------    --------------
    Total current liabilities...................................................     10,876,302         5,202,048
                                                                                  -------------    --------------
Long-Term Debt:
  Related parties, less current maturities......................................        396,772         1,100,000
  Other, less current maturities................................................         47,598            30,110
                                                                                  -------------    --------------
                                                                                        444,370         1,130,110
                                                                                  -------------    --------------
    Total liabilities...........................................................     11,320,672         6,332,158
                                                                                  -------------    --------------

Commitments (Note 5)

Stockholders' Equity:
  Preferred Stock, $.001 par value: 500,000 shares authorized; none issued                    -                 -
  Common Stock, $.001 par value: 32,000,000 shares authorized; 20,347,997 shares issued at June 30 and March 31, 2003, including shares held in
    treasury....................................................................         20,348            20,348
  Treasury Stock, at cost (919,569 shares)......................................       (137,935)         (137,935)
  Additional paid-in capital....................................................     20,067,563        20,067,563
  Accumulated deficit...........................................................    (19,858,186)      (18,862,219)
                                                                                  -------------    --------------
    Total Stockholders' Equity..................................................         91,790         1,087,757
                                                                                  -------------    --------------
                                                                                  $  11,412,462    $    7,419,915
                                                                                  =============    ==============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED JUNE 30,
                                                          ------------------------------
                                                               2003            2002
                                                          -------------    -------------
Sales:
  Systems...............................................  $     976,661    $   1,773,445
  Maintenance...........................................      2,930,594        2,741,095
  Supplies..............................................        564,068          640,837
                                                          -------------    -------------
    Total sales.........................................      4,471,323        5,155,377
                                                          -------------    -------------

Cost of sales:
  Systems...............................................      1,267,637        1,814,142
  Maintenance...........................................      1,749,628        2,179,317
  Supplies..............................................        453,692          538,975
                                                          -------------    -------------
    Total cost of sales.................................      3,470,957        4,532,434
                                                          -------------    -------------
    Gross profit........................................      1,000,366          622,943
                                                          -------------    -------------

Operating expenses:
  Selling and administrative............................      1,468,531        1,371,609
  Research and development..............................        486,659          336,918
                                                          -------------    -------------
    Total operating expenses............................      1,955,190        1,708,527
                                                          -------------    -------------

Operating loss..........................................       (954,824)      (1,085,584)
  Interest expense, net.................................        (41,143)          (2,812)
                                                          -------------    -------------

Net loss................................................  $    (995,967)   $  (1,088,396)
                                                          =============    =============

Net loss per share......................................  $       (0.05)   $       (0.06)
                                                          =============    =============

Weighted average number of common shares outstanding....     19,428,428       19,383,228
                                                          =============    =============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDING JUNE 30,
                                                                 ------------------------------
                                                                     2003             2002
                                                                 -------------    -------------
Operating activities:
  Net loss.....................................................  $    (995,967)   $  (1,088,396)
    Adjustments to reconcile net loss to net cash provided by
      (used for) operating activities:
    Depreciation and amortization..............................        141,382          166,531
    Provision for doubtful accounts............................          7,841            7,109
    Directors' compensation....................................              -           15,000
    Changes in operating assets and liabilities:
      Accounts receivable......................................       (155,668)         (75,978)
      Inventories..............................................       (746,970)         (89,660)
      Prepaid expenses.........................................        (43,673)          64,977
      Accounts payable.........................................      1,123,219          340,963
      Accrued expenses.........................................       (391,282)         (62,775)
      Deferred service contract revenue........................        265,990          (50,628)
      Billings, costs and estimated earnings on uncompleted
        contracts - net........................................        807,780          (52,128)
                                                                 -------------    -------------
        Net cash provided by (used for) operating activities...         12,652         (824,985)
                                                                 -------------    -------------

Investing activities:
  Acquisition of equipment and leasehold improvements..........        (44,260)         (18,229)
                                                                 -------------    -------------
        Net cash used for investing activities.................        (44,260)         (18,229)
                                                                 -------------    -------------

Financing activities:
  Proceeds from notes payable and long-term debt...............      2,700,000                -
  Proceeds from (repayment of) notes payable and long-term debt         17,488           (6,549)
  Transfer to restricted cash..................................           (346)            (495)
                                                                 -------------    -------------
        Net cash provided by (used for) financing activities...      2,717,142           (7,044)
                                                                 -------------    -------------
Change in cash.................................................      2,685,534         (850,258)
Cash, beginning of period......................................        405,540        1,119,790
                                                                 -------------    -------------
Cash, end of period............................................  $   3,091,074    $     269,532
                                                                 =============    =============

Supplemental Cash Flow Information:
  Cash paid for interest.......................................  $       1,621    $       1,956
                                                                 =============    =============
  Cash paid for income taxes...................................  $      28,697    $           -
                                                                 =============    =============

Supplemental Disclosure of Non-Cash Investing Activities:
  Property and equipment acquired for notes payable............  $      26,091    $           -
                                                                 =============    =============
  Notes payable issued for royalties...........................  $     571,377    $           -
                                                                 =============    =============

                            See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

1.   BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2003. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. The condensed consolidated balance sheet as of March 31, 2003 was derived from the audited financial statements at that date.

 2.  LIQUIDITY:

         The Company's primary need for liquidity is to fund operations while it endeavors to increase sales and achieve consistent profitability. Historically, the Company has derived liquidity through systems and maintenance sales (including customer deposits), financing arrangements with banks and other third parties (including affiliates), and from time to time, sales of its equity securities.

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

         At June 30, 2003, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $2.7 million compared to $0.9 million at March 31, 2003 and $3.1 million at June 30, 2002.

         At June 30, 2003, the Company had a deficiency in working capital of $2,900,000. For the three months ended June 30, 2003, the Company incurred a net loss of $996,000, with cash of $13,000 provided by operating activities.

         On May 6, 2003, Mr. Spiegel, a board member and shareholder, loaned the Company $500,000 under an 8% note due December 31, 2003. Effective June 19, 2003, Mr. Spiegel agreed to extend the maturity date of the note, so it is currently due and payable on demand at any time on or after April 1, 2004. On June 19, 2003, Mr. Spiegel loaned the Company an additional $200,000 under an 8% note due and payable on demand at any time on or after April 1, 2004. On June 30, 2003, Gunther Partners, LLC, a shareholder, ("Gunther Partners") loaned the Company $2,000,000 under an 8% note due and payable on demand at any time on or after April 1, 2004.

         The ability of the Company to continue as a going concern is dependent on obtaining financing to support its liquidity needs until it achieves a sufficient order flow to generate profitable operating results and positive cash flows from operating activities. The accompanying financial statements do not include any adjustments to the amounts or classification of assets and liabilities which might be required should the Company be unable to continue its operations in the ordinary course of business.

3.   STOCK BASED COMPENSATION:

         At June 30, 2003, the Company had two stock-based employee compensation plans. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense was recognized during the three month periods ending June 30, 2003 and 2002.

         Pro forma information required by FAS 123, Accounting for Stock-Based Compensation, as if the Company had applied fair value recognition provisions follows:

                                                                THREE MONTHS ENDED
                                                                      JUNE 30,
                                                            ----------------------------
                                                                2003             2002
                                                            ----------------------------
Net loss, as reported ..................................     $ (995,967)     $(1,088,396)
Stock-based compensation expense based on fair value ...         25,000           20,000
                                                            -----------     ------------
Pro forma net loss .....................................    ($1,020,967)    ($ 1,108,396)
                                                            ===========     ============
Per share:
  As reported ..........................................     $    (0.05)     $     (0.06)
                                                            ===========     ============
  Pro forma ............................................     $    (0.05)     $     (0.06)
                                                            ===========     ============

         Fair value was estimated using a Black-Scholes option-pricing model. In both years the weighted-average risk-free interest rate was 3% and the weighted-average expected life assumption was five years. The volatility factor was 115% for 2003 and 107% for 2002. There was no dividend yield for either year.

4.   SPARE PARTS:

         The Company was able to use certain spare parts previously sold to customers and subsequently obtained for a nominal cost. As a result, maintenance cost of sales were about $262,000 lower for the three month period ended June 30, 2003, than they otherwise would have been.

5.   ROYALTY COMMITMENT:

         In 1992, the Company entered into royalty agreements with seven founding stockholders pursuant to which the Company is obligated to pay an amount equal to 1% of all the Company's sales (as defined by the agreement) within thirty (30) days of the receipt of the Company's audited financial statements. An additional royalty of .5% is required to be paid to certain founders on all the Company's sales, provided that the payment of additional royalties does not reduce the Company's after-tax profits below 9% of sales for the period. The Company's obligations under these agreements terminate upon the payment of royalties aggregating $12,000,000. Royalties expensed under this agreement total $1,725,000 through June 30, 2003.

         During the quarter ended June 30, 2003, Gunther Partners reached agreements with four of the founding stockholders (holding an aggregate interest in the royalties equal to approximately 67.3334% of the total royalty obligation) to purchase their future interest in the royalties for $571,377. These agreements are effective with the fiscal 2003 royalty payments. In turn, Gunther Partners has transferred and assigned the rights to the acquired royalties to the Company in exchange for promissory notes in the aggregate amount of $571,377 (the aggregate amount paid by Gunther Partners to acquire the royalties) bearing interest at 8% with principal and interest repayments equivalent to the amounts that would have been due and payable under the cancelled royalty agreements. Under the terms of the original royalty agreements, the Company has classified $175,000 of the notes as current as of June 30, 2003. As a result of this transaction, the Company has recorded a deferred asset, which is being amortized by an amount equivalent to the amounts that would have been due and payable under the former royalty agreements, net of the accrued interest on the note. For the quarters ended June 30, 2003 and 2002, respectively, royalties expensed under these agreements were $40,000 (net of interest expense of $5,000 on the note) and $52,000, respectively. After giving effect to the above transactions relating to Gunther Partners and the founding stockholders, the maximum remaining royalty that may be required to be paid to the remaining three founding stockholders, as of June 30, 2003 is $3,400,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Operating results may be effected by certain accounting policies and estimates. The most sensitive and significant accounting estimates in the financial statements relate to revenue recognition under sales contracts for the Company's high-speed assembly equipment using the percentage-of-completion method, asset valuation allowances (slow moving and obsolete inventories, accounts receivable and deferred income tax assets), and deferred maintenance revenue recognition. Management monitors uncompleted sales contracts performing detailed monthly analysis of costs incurred and weekly reviews of estimated costs-to-complete in conjunction with measuring contract performance and recognizing contract revenues. Monthly, management critically evaluates the likely usefulness of its inventories and the collectability of accounts receivable and performs regular reviews of the potential realization of deferred income tax assets. A detailed analysis of deferred maintenance revenue recognition is also performed monthly. In addition, long-lived assets, including goodwill, are reviewed at least annually, or whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.

RESULTS OF OPERATIONS

Sales -

         Total sales for the three months ended June 30, 2003, declined to $4.5 million from $5.2 million for the three months ended June 30, 2002.

         System sales consist of sales of high-speed inserter assembly systems, upgrades to previously sold systems and inc.jet imager systems. System sales for the three months ended June 30, 2003 decreased $0.8 million to $1.0 million from $1.8 million for the same period ended June 30, 2002.

         The Company uses the percentage-of-completion method for recognizing revenue on high-speed inserter assembly systems which results in significant differences between the timing of the receipt of an order and revenue recognition. The chart below portrays the analysis of the backlog for the comparable periods in fiscal 2004 and 2003. Backlog consists of total contract price less revenue recognized to date for all signed system and upgrade orders on hand. As can be seen in the chart below, the Company had a backlog of $0.9 million in orders at the start of the first quarter. This compares to a backlog of $1.9 million at the start of the comparable quarter in the last fiscal year. This difference in opening backlog was the primary reason for the decline in revenues recognized in the first quarter of fiscal 2004. As can also be seen in the chart below, orders received in the current fiscal quarter have lagged somewhat behind the comparable quarter in the previous year. However, the Company expects to close two additional orders in the near future, which combined, will potentially increase the backlog by $1.3 million. Based upon the actual backlog as of June 30, 2003, the Company expects the second quarter revenues to be significantly higher than the first quarter.

                                                      QUARTER ENDED                       QUARTER ENDED
                                             --------------------------------    -------------------------------
                                             JUNE 30, 2003      MARCH 31, 2003   JUNE 30, 2002    MARCH 31, 2002
                                             --------------------------------    -------------------------------
         (IN MILLIONS)

Backlog, beginning of period............       $     0.9          $     0.5          $    1.9       $     2.3
Orders .................................             2.4                0.8               2.8             1.6
Revenues recognized ....................            (0.6)              (0.4)             (1.5)           (2.0)
                                               ---------          ---------          --------       ---------
Backlog, end of period .................       $     2.7          $     0.9          $    3.2       $     1.9
                                               =========          =========          ========       =========

         Sales of inc.jet imagers for the three months ended June 30, 2003 compared to the same period in fiscal 2003 increased $108,000, from $233,000 to $341,000. This is primarily the result of the introduction of the jet.engine(TM).

         Maintenance sales consist of contracted maintenance, repair parts sales and other miscellaneous service sales. Maintenance service contract sales increased $113,000 for the three month period ended June 30, 2003 compared to the same period in fiscal 2003. This sales increase resulted from additional contracts sold to customers with new machine installations and normal contract price increases. Other service sales rose from $77,000 to $161,000 for the quarters ended June 30, 2002 and 2003, respectively. The increase in other service sales results from the sale of spare parts to a customer who converted to self-maintenance in early January 2003.

         Supplies sales consist of ink cartridges, bladders and miscellaneous parts and supplies related to inc.jet. Sales have decreased $77,000 from $641,000 for the three month period ended June 30, 2002 to $564,000 for the comparable period in fiscal 2004. Management believes that this is primarily due to customers delaying purchases while working off stocks purchased at lower prices during a sales incentive plan in late 2002 and early 2003.

Gross Profit -

         The overall gross profit increased to 22% for the quarter ended June 30, 2003, compared to 12% for the same quarter in 2002.

         Systems gross profit includes high-speed inserters, as well as, inc.jet imager hardware. Systems incurred a loss of $291,000 for the first quarter of fiscal 2004 compared to a $41,000 loss for the comparable period in fiscal 2003, primarily due to the decline in inserter revenues for the first quarter of fiscal 2004 as noted above.

         High-speed inserter assemblies declined to a loss of $503,000 from a loss of $182,000 for the quarters ended June 30, 2003 and 2002, respectively. Materials costs as a percentage of revenues fell slightly from 46% to 44% and overall labor and overhead costs fell $145,000, from $1,005,000 to $859,000, due to continuing cost saving programs implemented in prior years. However, these declines in expenses were not sufficient to offset the decline in revenues recognized in the first quarter.. inc.jet imager gross profit increased by $71,000, from $141,000 to $212,000, for the quarters ended June 30, 2003 and 2002, respectively. Gross margin has remained stable at approximately 62%.

          Maintenance gross profit increased $619,000 to $1,181,000 from $562,000, and as a percentage to 40% from 20% for the three months ended June 30, 2003 compared to 2002, respectively. The increase in both dollars and percentage are due to three main factors: (1) an increase in new contracts with higher margins; (2) continuing reductions in service overhead; and (3) the use of certain spare parts obtained for a nominal cost as discussed in Note 3 of the "Notes to Condensed Consolidated Financial Statements" above resulting in a reduction in parts cost of sales of $202,000 for the three months ended June 30, 2003. Future reductions in maintenance cost of sales based on similarly obtained parts are expected to approximate $600,000 over the next several years.

         In terms of dollars, inc.jet supply gross profits have increased slightly from $102,000 to $110,000 for the quarters ended June 30, 2003 and 2002, respectively. In terms of percentage, gross profit has increased from 16% to 19% for the same periods. This is primarily the result of a lower volume of sales to distributors which generate lower margins.

Expenses -

         Total operating expenses increased by $246,000, to $1,955,000 from $1,709,000, for the three months ended June 30, 2003 compared to 2002, respectively.

         Selling and administrative expenses increased $97,000 for the quarter ended June 30, 2003 over the comparable period in fiscal 2003. Selling and marketing expenses increased by $90,000 as a result of higher headcount and increased commission expense. Administrative expenses remained relatively flat quarter over quarter.

         Research and development expenses for the first quarter of fiscal 2004 have increased by $150,000 compared to the comparable quarter in fiscal 2003 primarily as a result of increased development costs, primarily software, for the jet.engine(TM).

         Interest expense increased substantially during the quarter ended June 30, 2003 as a result of the additional borrowings.

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

         For the quarter ended June 30, 2003, the Company incurred a net loss of $1.0 million and essentially broke even in cash flow from operating activities. At June 30, 2003, the Company had a deficiency in working capital of $2.9 million. The Company's liquidity position during the first quarter was adversely affected by a number of factors. The most significant factor was the reduced backlog of orders coming into the first quarter of fiscal 2004. The backlog at April 1, 2003 was $1.0 million below the prior year resulting in fewer billings and collections during the first quarter. Additionally, as a result of the increase in inc.jet sales volume, the Company's cash flow has been adversely effected by the additional funding of inc.jet inventories and receivables required to support the growth of the inc.jet business.

         The timing of shortfalls in liquidity necessitated the borrowing of funds during the first quarter of fiscal 2004. On May 6, 2003, Mr. Spiegel loaned the Company $500,000 under an 8% note due December 31, 2003. Effective June 19, 2003, Mr. Spiegel agreed to extend the maturity date of the note, so it is currently due and payable on demand at any time on or after April 1, 2004. Effective June 19, 2003, Gunther Partners extended the maturity date of its $1,100,000 note, so it is currently due and payable on demand at any time on or after April 1, 2004. On June 19, 2003, Mr. Spiegel also loaned the Company an additional $200,000 under an 8% note due and payable on demand at any time on or after April 1, 2004. Also, on June 30, 2003, Gunther Partners loaned the Company $2,000,000 under an 8% note due and payable on demand at any time on or after April 1, 2004. At this time, the Company is actively negotiating with a major lending institution to replace this note with a line of credit at a more favorable interest rate.

         In connection with the September 1992 recapitalization of the Company, the Company entered into separate royalty agreements with seven founding stockholders (the "Founders"), pursuant to which the Company is obligated to pay the Founders an aggregate royalty equal to 1% of all the Company's sales (as defined) up to a maximum of $12.0 million (of which approximately $1.5 million has been paid through June 30, 2003). See Note 5 to the Condensed Consolidated Financial Statements of the Company. In May and June 2003, four of the Founders who collectively held a 67.3% interest in the aggregate royalty (the "Selling Founders") approached the Company and offered to release their future interest in the royalty in exchange for a lump-sum payment. Based on their combined interest in the aggregate royalty, the Selling Founders may have been entitled to receive additional future royalty payments up to approximately $7,100,000, but the Selling Founders offered to release their future interest in the royalty for a lump-sum payment of $571,377. The Company did not have sufficient cash reserves to take advantage of this opportunity, so Gunther Partners accommodated the transaction by purchasing the royalties from the Selling Founders in exchange for the lump-sum payment and transferring them to the Company in exchange for promissory notes with an aggregate principal amount exactly equal to the lump-sum payment. The notes bear interest at 8% per annum and provide for principal and interest payments in an amount equal to the amount that otherwise would have been due and payable under the retired royalty agreements. Thus, while these agreements will have no effect on short-term liquidity, the Company will realize significant savings over the term that the royalty agreements otherwise would have remained outstanding. The maximum remaining royalty that may be required to be paid to the remaining founders is $3,400,000.

         The ability of the Company to continue as a going concern is dependent on obtaining financing to support its liquidity needs until it achieves a sufficient order flow to generate profitable operating results and positive cash flows from operating activities. The accompanying financial statements do not include any adjustments to the amounts or classification of assets and liabilities which might be required should the Company be unable to continue its operations in the ordinary course of business.

         On a going forward basis, management is cautiously optimistic that the Company's operating results will improve during the remainder of fiscal 2004. During the fiscal quarter ended June 30, 2003, the Company received orders totaling $2.4 million including three additional machines and has several excellent short-term sales prospects. Additionally, spending reductions planned in fiscal 2004 include about $300,000 less in health care costs, due to the adoption of a fully insured plan and planned and necessary additions to equipment and leasehold improvements in fiscal 2003 are less than $100,000.

INFLATION

         The effect of inflation on the Company has not been significant during the last two years.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: (i) general economic conditions and growth rates in the finishing and related industries; (ii) competitive factors and pricing pressures; (ii) changes in the Company's product mix; (iii) technological obsolescence of existing products and the timely development and acceptance of new products, including the jet.engine(TM) system; (iv) inventory risks due to shifts in market demands; (v) component constraints and shortages;
(vi) the continued improvement and expansion of manufacturing capacity and efficiency; (vii) the continued availability of financing; (viii) the ability to generate increased sales meeting or exceeding projected levels; (ix) continued adherence with the Company's current pricing policy, which generally calls for the payment of a 50% deposit on all orders of high-speed assembly systems; and
(ix) the timely receipt of customer payments on or near the due dates for such payments. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

ITEM 3. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures -

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         Changes in internal control -

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         The Company maintains the Gunther International Ltd. Directors' Equity Plan (the "Plan"), pursuant to which each participating director receives shares of Common Stock of the Company as compensation for each quarter in which the director serves on the Board. The number of shares issued for each quarter has a value equal to $2,500, calculated based on the fair market value of the Company's Common Stock at the end of such quarter. Each director may elect to defer receipt of the shares credited to his account. All non-employee directors are eligible to participate in the Plan. An eligible director may make an irrevocable election not to participate in the Plan in any year and instead receive a quarterly cash retainer of $1,250. For the fiscal year ending March 31, 2004, all eligible directors have elected not to participate in the Plan and to instead receive the quarterly cash retainer.

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

         3.3 By-Laws of the Company, as amended (filed as Exhibit 3(iv) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, and incorporated herein by reference).

         10.1 Promissory Note, dated May 6, 2003, made by the registrant to the order of Robert Spiegel (filed as Exhibit 10.25 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.2 Assignment and Consent Agreement by and among the registrant, William H. Gunther, Jr., and Gunther Partners LLC, dated May 14, 2003 (filed as Exhibit 10.26 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.3 Assignment and Consent Agreement by and among the registrant, Christine E. Gunther, Jr., and Gunther Partners LLC, dated May 14, 2003 (filed as Exhibit 10.27 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.4 Transfer and assignment of Agreement dated May 14, 2003 between Gunther Partners LLC and the registrant (filed as Exhibit 10.28 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.5 Promissory Note, dated May 14, 2003 made by the registrant to the order of Gunther Partners LLC (filed as Exhibit 10.29 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.6 Assignment and Consent Agreement by and among the registrant, William H. Gunther III and Gunther Partners LLC, dated June 11, 2003 (filed as Exhibit 10.30 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.7 Assignment and Consent Agreement by and among the registrant, Susan G. Hotkowski, and Gunther Partners LLC, dated June 11, 2003 (filed as Exhibit 10.31 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.8 Transfer and assignment of Agreement dated June 11, 2003 between Gunther Partners LLC and the registrant (filed as Exhibit 10.32 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.9 Promissory Note, dated June 11, 2003 made by the registrant to the order of Gunther Partners LLC (filed as Exhibit 10.33 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.10 Extension of Note dated May 6, 2003 made by Robert Spiegel to the registrant (filed as Exhibit 10.34 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.11 Extension of Note dated January 31, 2003 and commitment letter made by Gunther Partners LLC to the registrant (filed as Exhibit 10.35 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.12 Promissory Note dated June 19, 2003 made by the registrant to the order of Robert Spiegel (filed as Exhibit 10.36 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         10.13 Promissory Note dated June 30, 2003 made by the registrant to the order of Gunther Partners LLC (filed as Exhibit 10.37 to the registrant's annual report on Form 10-KSB filed on June 30, 2003, and incorporated herein by reference).

         31.1 Certification of Marc I. Perkins, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         31.2 Certification of John K. Carpenter, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

         32.1 Certifications of Marc I. Perkins, Chief Executive Officer and John K. Carpenter, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.  Reports on Form 8-K.
                     None

                           GUNTHER INTERNATIONAL LTD.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GUNTHER INTERNATIONAL LTD.
         (Registrant)

                         /s/   John K. Carpenter         Date: August 6, 2003
                   --------------------------------
                   John K. Carpenter
                   Chief Financial Officer and Treasurer
                   (On behalf of the Registrant and as
                   Principal Financial and Accounting Officer)