Form 10QSB
period 2003-09-30
GUNTHER INTERNATIONAL LTD
filed 2003-11-14
CIK 913600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 2003.

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

                          YES  [X]      NO [ ]

The number of shares of the Registrant's common stock outstanding as of October 30, 2003 was 19,428,428.

Transitional Small Business Disclosure Format (check one):
                          YES  [ ]      NO [X]

                           GUNTHER INTERNATIONAL LTD.

                                      INDEX

                                                                          Page
                                                                          ----
           PART I - CONDENSED FINANCIAL INFORMATION

Item 1.  Financial Statements - (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30,
         2003 and March 31, 2003                                           2

         Condensed Consolidated Statements of Operations for
         the three and six months ended September 30, 2003 and 2002        3

         Condensed Consolidated Statements of Cash Flows for the six
         months ended  September 30, 2003 and 2002                         4

         Notes to Condensed Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis or Plan of Operation         7

Item 3.  Controls and Procedures                                          11

                  PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                                13

                             See accompanying notes.

                     PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GUNTHER INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30, 2003    MARCH 31, 2003
                                                                                  ------------------    --------------
Assets
Current Assets:
   Cash ......................................................................    $        1,348,484    $      405,540
   Restricted cash ...........................................................               102,518           101,862
   Accounts receivable, less allowance .......................................             1,167,205           905,450
   Costs and estimated earnings in excess
       of billings on uncompleted contracts ..................................               808,649            56,409
   Inventories ...............................................................             3,075,357         2,489,349
   Prepaid expenses ..........................................................               217,356           163,914
                                                                                  ------------------    --------------
       Total current assets ..................................................             6,719,569         4,122,524
                                                                                  ------------------    --------------
Equipment and Leasehold Improvements:
   Machinery and equipment ...................................................             1,450,011         1,403,050
   Furniture and fixtures ....................................................               467,864           446,256
   Leasehold improvements ....................................................               134,186           128,494
                                                                                  ------------------    --------------
                                                                                           2,052,061         1,977,800
Accumulated depreciation and amortization ....................................            (1,489,571)       (1,248,165)
                                                                                  ------------------    --------------
                                                                                             562,490           729,635
                                                                                  ------------------    --------------
Other Assets:
   Deferred royalty ..........................................................               364,469                 -
   Goodwill ..................................................................             2,551,429         2,551,429
   Other .....................................................................                 9,127            16,327
                                                                                  ------------------    --------------
                                                                                           2,925,025         2,567,756
                                                                                  ------------------    --------------
                                                                                  $       10,207,084    $    7,419,915
                                                                                  ==================    ==============
Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
   Notes payable and current maturities of long-term debt - related parties...    $        3,857,366    $            -
   Current maturities of long-term debt - other ..............................                36,916            31,264
   Accounts payable ..........................................................             2,863,699         1,508,965
   Accrued expenses ..........................................................               757,968         1,124,337
   Billings in excess of costs and estimated
       earnings on uncompleted contracts .....................................               314,761           195,027
   Deferred service contract revenue .........................................             1,974,320         2,342,455
                                                                                  ------------------    --------------
       Total current liabilities .............................................             9,805,030         5,202,048
                                                                                  ------------------    --------------
Long-Term Debt:
   Related parties, less current maturities ..................................               364,520         1,100,000
   Other, less current maturities ............................................                51,396            30,110
                                                                                  ------------------    --------------
                                                                                             415,916         1,130,110
                                                                                  ------------------    --------------
       Total liabilities .....................................................            10,220,946         6,332,158
                                                                                  ------------------    --------------
Royalty commitment (Note 5)

Stockholders' Equity (Deficit):
   Preferred Stock, $.001 par value: 500,000 shares authorized; none issued...                     -                 -
   Common Stock, $.001 par value: 32,000,000 shares authorized; 20,347,997 shares issued at September 30 and March 31, 2003, including shares
       held in treasury ......................................................                20,348            20,348
   Treasury Stock, at cost (919,569 shares) ..................................              (137,935)         (137,935)
   Additional paid-in capital ................................................            20,067,563        20,067,563
   Accumulated deficit .......................................................           (19,963,838)      (18,862,219)
                                                                                  ------------------    --------------
   Total Stockholders' Equity (Deficit) ......................................               (13,862)        1,087,757
                                                                                  ------------------    --------------
                                                                                  $       10,207,084    $    7,419,915
                                                                                  ==================    ==============

                            See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                                2003            2002            2003            2002
                                            ------------    ------------    ------------    ------------
Sales:
   Systems .............................    $  3,097,438    $  3,290,324    $  4,105,939    $  5,074,435
   Maintenance .........................       2,863,063       2,829,061       5,793,657       5,570,156
   Supplies ............................         565,402         702,564       1,097,630       1,332,735
                                            ------------    ------------    ------------    ------------
       Total sales .....................       6,525,903       6,821,949      10,997,226      11,977,326
                                            ------------    ------------    ------------    ------------

Cost of sales:
   Systems .............................       2,323,925       2,316,458       3,591,923       4,106,591
   Maintenance .........................       1,900,888       1,997,957       3,650,516       4,177,274
   Supplies ............................         478,119         615,805         931,450       1,178,789
                                            ------------    ------------    ------------    ------------
       Total cost of sales .............       4,702,932       4,930,220       8,173,889       9,462,654
                                            ------------    ------------    ------------    ------------
         Gross profit ..................       1,822,971       1,891,729       2,823,337       2,514,672
                                            ------------    ------------    ------------    ------------

Operating expenses:
   Selling and administrative ..........       1,480,117       1,662,747       2,948,648       3,034,356
   Research and development ............         395,235         420,250         881,894         757,168
                                            ------------    ------------    ------------    ------------
       Total operating expenses ........       1,875,352       2,082,997       3,830,542       3,791,524
                                            ------------    ------------    ------------    ------------

Operating loss .........................         (52,381)       (191,268)     (1,007,205)     (1,276,852)
   Interest expense, net ...............         (53,271)        (16,611)        (94,414)        (19,423)
                                            ------------    ------------    ------------    ------------
Net loss ...............................    $   (105,652)   $   (207,879)   $ (1,101,619)   $ (1,296,275)
                                            ============    ============    ============    ============
Basic and diluted net loss per share....    $      (0.01)   $      (0.01)   $      (0.06)   $      (0.07)
                                            ============    ============    ============    ============
Basic and diluted weighted average
   number of common shares outstanding..      19,428,428      19,380,621      19,428,428      19,376,526
                                            ============    ============    ============    ============

                             See accompanying notes.

                           GUNTHER INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                                              ------------------------------
                                                                                  2003             2002
                                                                              -----------       -----------
Operating activities:
   Net loss ...............................................................   $(1,101,619)      $(1,296,276)
       Adjustments to reconcile net loss to net cash
          used for operating activities:
       Depreciation and amortization of equipment and leasehold
          improvments .....................................................       258,525           309,909
       Amortization of deferred royalty ...................................        57,416                 -
       Amortization of other assets .......................................         7,200             7,200
       Provision for doubtful accounts ....................................        12,062            18,161
       Directors' compensation ............................................             -            32,500
       Changes in operating assets and liabilities:
          Accounts receivable .............................................      (273,817)         (627,565)
          Inventories .....................................................      (570,094)         (199,196)
          Prepaid expenses ................................................       (53,442)          (41,812)
          Accounts payable ................................................     1,354,734           504,612
          Accrued expenses ................................................      (216,877)            9,593
          Deferred service contract revenue ...............................      (368,135)          199,304
          Billings, costs and estimated earnings on
            uncompleted contracts - net ...................................      (632,506)         (456,724)
                                                                              -----------       -----------
            Net cash used for operating activities ........................    (1,526,553)       (1,540,294)
                                                                              -----------       -----------
Investing activities:
   Acquisitions of equipment and leasehold improvements ...................       (80,355)          (58,929)
                                                                              -----------       -----------
            Net cash used for investing activities ........................       (80,355)          (58,929)
                                                                              -----------       -----------
Financing activities:
   Repayment of long-term debt - related parties ..........................      (149,492)          (14,419)
   Proceeds from notes payable - related parties ..........................     2,700,000         1,000,000
   Transfer to restricted cash ............................................          (656)           (1,000)
                                                                              -----------       -----------
            Net cash provided by financing activities .....................     2,549,852           984,581
                                                                              -----------       -----------
Change in cash ............................................................       942,944          (614,642)
Cash, beginning of year ...................................................       405,540         1,119,790
                                                                              -----------       -----------
Cash, end of period .......................................................   $ 1,348,484       $   505,148
                                                                              ===========       ===========
Supplemental Cash Flow Information:
   Cash paid for interest .................................................   $     9,312       $     8,270
                                                                              ===========       ===========
   Cash paid for income taxes .............................................   $    33,952       $    13,833
                                                                              ===========       ===========
Supplemental Disclosure of Non-Cash Investing Activities:
   Property and equipment acquired for notes payable ......................   $    26,939
                                                                              ===========
   Notes payable issued for royalties .....................................   $   571,377
                                                                              ===========

                            See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

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

         Certain jet.engine(TM) customer evaluation units, at an original cost of $33,033 and a current book value of $15,914, which were classified as machinery and equipment at June 30, 2003, have been reclassified to inventory during the quarter ended September 30, 2003.

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

         At September 30, 2003, backlog for high-speed assembly system and upgrade orders, consisting of total contract price less revenue recognized to date for all signed orders on hand, was $2,000,000 compared to $2,700,000 at June 30, 2003 and $1,300,000 at September 30, 2002.

         At September 30, 2003, the Company had a deficiency in working capital of $3,085,461, primarily attributable to notes payable and current maturities of long-term debt due to related parties. For the six months ended September 30, 2003, the Company incurred a net loss of $1,101,619, with cash of $1,526,553 used by operating activities.

         During the first quarter of fiscal 2004, Mr. Spiegel, a board member and shareholder, loaned the Company an aggregate of $700,000 under two 8% notes due and payable on demand at any time on or after April 1, 2004. On October 7, 2003, Mr. Spiegel assigned and transferred these notes to Gunther Partners, a shareholder. On June 30, 2003, Gunther Partners loaned the Company $2,000,000 under an 8% note due and payable on demand at any time on or after April 1, 2004. The Company is currently in negotiations with Gunther Partners to extend the due dates of these notes to a date that is beyond March 31, 2005. The Company does not currently have sufficient funds available to repay an appreciable portion of the amounts owed to Gunther Partners and still meet its other obligations.

         The ability of the Company to continue as a going concern is dependent on extending the due dates of amounts due to Gunther Partners or obtaining other long-term financing to support its liquidity needs until it achieves a sufficient order flow to generate profitable operating results and positive cash flows from operating activities. The accompanying financial statements do not include any adjustments to the amounts or classification of assets and liabilities which might be required should the Company be unable to continue its operations in the ordinary course of business.

3. STOCK BASED COMPENSATION:

         At September 30, 2003, the Company had two stock-based employee compensation plans. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to recognize compensation expense under its stock option plans. As such, no expense is recognized if, at the date of grant, the exercise price of the option is at least equal to the fair market value of the Company's Common Stock. No compensation expense was recognized during the three and six month periods ending September 30, 2003 and 2002.

         Pro forma information required by FAS 123, Accounting for Stock-Based Compensation, as if the Company had applied fair value recognition provisions follows:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                      --------------------------    --------------------------
                                         2003           2002           2003           2002
                                      -----------    -----------    -----------    -----------
Net loss, as reported .............   $  (105,652)   $  (207,879)   $(1,101,619)   $(1,296,275)
Stock-based compensation expense
   based on fair value ............        20,000         20,000         45,000         40,000
                                      -----------    -----------    -----------    -----------
Pro forma net loss ................   $  (125,652)   $  (227,879)   $(1,146,619)   $(1,336,275)
                                      ===========    ===========    ===========    ===========
Basic and diluted per share:
   As reported ....................   $     (0.01)   $     (0.01)   $     (0.06)   $     (0.07)
                                      ===========    ===========    ===========    ===========
   Pro forma ......................   $     (0.01)   $     (0.01)   $     (0.06)   $     (0.07)
                                      ===========    ===========    ===========    ===========

         Fair value was estimated using a Black-Scholes option-pricing model. In both years the weighted-average risk-free interest rate was 3% and the weighted-average expected life assumption was five years. The volatility factor was 104% for 2003 and 107% for 2002. There was no dividend yield for either year.

4. SPARE PARTS:

         The Company was able to use certain spare parts previously sold to customers and subsequently obtained for a nominal cost. As a result, maintenance cost of sales were about $152,000 and $414,000 lower, respectively, for the three and six month periods ended September 30, 2003, than they otherwise would have been. For the three and six month periods ended September 30, 2002, cost of sales were similarly reduced by $94,000.

5. ROYALTY COMMITMENT:

         In 1992, the Company entered into an agreement with seven founding stockholders whereby the Company was obligated to pay these individuals an annual royalty equal to 1% of total revenues up to an aggregate total of $12,000,000. During the first quarter of fiscal 2004, Gunther Partners acquired the rights to approximately 67% of the future royalty payments, including fiscal year 2003 royalties, from four of the seven founding stockholders for a lump-sum payment of $571,377. Subsequently, Gunther Partners assigned the rights to receive those royalties to the Company in exchange for notes bearing 8% interest. (These notes include $149,492 of royalties previously accrued but not paid in fiscal 2003.) The principal and interest repayments on the notes are equivalent to the amounts that would have been due and payable under the cancelled royalty agreements. As a result of this transaction, the Company has recorded a deferred asset, which is being amortized by an amount equivalent to the amounts that would have been due and payable under the former royalty agreements, net of the accrued interest on the notes. Under the terms of the original agreement with the remaining three founders and the notes to Gunther Partners, during the second quarter, the Company paid $72,596 and $149,492, respectively, for the fiscal 2003 royalties and debt repayment. The Company has classified $57,366 of the notes as current as of September 30, 2003. For the periods ended September 30, 2003 and 2002, royalties expensed under these agreements were $93,000 (net of interest expense of $14,000 on the notes) and $119,000, respectively. After giving effect to the above transactions, the maximum remaining royalty that may be required to be paid to the remaining three founding stockholders contingent upon the Company attaining certain revenues, is $3,400,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Operating results may be affected by certain accounting policies and estimates. The most sensitive and significant accounting estimates in the financial statements relate to revenue recognition under sales contracts for the Company's high-speed assembly equipment using the percentage-of-completion method, asset valuation allowances (slow moving and obsolete inventories, accounts receivable and deferred income tax assets), and deferred maintenance revenue recognition. Management monitors uncompleted sales contracts monthly, performing detailed analysis of costs incurred and weekly reviews of estimated costs-to-complete in conjunction with measuring contract performance and recognizing contract revenues. Monthly, management critically evaluates the likely usefulness of its inventories and the collectability of accounts receivable and performs regular reviews of the potential realization of deferred income tax assets. A detailed analysis of deferred maintenance revenue recognition is also performed monthly. In addition, long-lived assets, including goodwill, are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate their carrying amounts may not be recoverable.

RESULTS OF OPERATIONS

Sales -

         Total sales for the three months ended September 30, 2003 declined to $6,500,000 from $6,800,000 for the three months ended September 30, 2002. Sales for the six month period ended September 30, 2003 declined from $12,000,000 to $11,000,000.

         Systems sales consist of sales of high-speed inserter assembly systems, upgrades to previously sold systems and inc.jet imager systems. Systems sales for the three months ended September 30, 2003 decreased $200,000 to $3,100,000 from $3,300,000 for the same period ended September 30, 2002. Year-to-date systems sales through September 30, 2003 also declined from $5,100,000 to $4,100,000.

         The Company uses the percentage-of-completion method for recognizing revenue on high-speed inserter assembly systems which results in significant differences between the timing of the receipt of an order and revenue recognition. The chart below portrays the analysis of the backlog for the comparable periods in fiscal 2004 and 2003. Backlog consists of total contract price for all signed system and upgrade orders on hand (excluding imagers) less revenue recognized to date. Revenue recognized on inserter sales year-to-date through September 30, 2003 has been $3,100,000 compared to $4,600,000 for the comparable period in fiscal 2003. As can be seen in the chart below, the Company had a $1,000,000 lower backlog at the most recently completed quarter as compared to the comparable quarter in the last fiscal year. While orders received during the current fiscal year ($4,200,000) have surpassed the orders received for the same period last year by $300,000, the difference in opening backlog resulted in a decline in revenues during the first six months of fiscal 2004.

         As can be seen below, the Company has a strong backlog coming into the third quarter. This coupled with a growing prospect list makes the Company anticipate stronger revenue growth through the third quarter.

                                                            QUARTER ENDED
                                       -------------------------------------------------------
                                       SEPTEMBER 30,   JUNE 30,    SEPTEMBER 30,      JUNE 30,
                                           2003          2003          2002             2002
(IN MILLIONS)                          ------------    -------     ------------       --------
Backlog, beginning of period...        $        2.7    $   0.9     $        3.1       $   1.9
Orders ........................                 1.8        2.4              1.1           2.8
Revenues recognized ...........                (2.5)      (0.6)            (3.0)         (1.6)
                                       ------------    -------     ------------       --------
Backlog, end of period ........        $        2.0    $   2.7     $        1.2       $   3.1
                                       ============    =======     ============       ========

         Sales of inc.jet imagers for the six months ended September 30, 2003 compared to the same period in fiscal 2003 increased $394,000, from $539,000 to $933,000. This is primarily the result of the introduction of the jet.engine(TM) which now represents over 50% of imager sales. With the introduction of the jet.engine(TM) over the past few months at annual trade shows, the Company believes that imager sales volumes will increase substantially over the remainder of the fiscal year.

         Maintenance sales consist of contracted maintenance, repair parts sales and other miscellaneous service sales. Total maintenance revenues for the quarter ended September 30, 2003 have increased $35,000 from September 30, 2002 and have increased $224,000 for the six months ended September 30, 2003 compared to the comparable period in fiscal 2003.

         Contracted maintenance revenues decreased $24,000 for the three month period ended September 30, 2003 compared to the same period in fiscal 2003. This decrease resulted from reductions in services provided to a nominal number of customers offset by normal contract price increases. Service contract revenue for the six months ended September 30, 2003 has increased $88,000 over the same period last year due to increased new equipment installations. Repair parts and other miscellaneous service sales rose from $89,000 to $148,000 for the quarters ended September 30, 2002 and 2003, respectively and from $174,000 to $309,000 for the six month periods ended September 30, 2003 and 2002, respectively. The increase in other service sales year-to-date results from the sale of spare parts to a customer who converted to self-maintenance in early January 2003. In addition, additional revenues were realized in August due to service assistance in the relocation of a customer system.

         Supplies sales consist of ink cartridges, bladders and miscellaneous parts and supplies related to inc.jet. Sales have decreased $137,000 from $702,000 for the three month period ended September 30, 2002 to $565,000 for the comparable period in fiscal 2004. In addition, supplies revenues have decreased by $235,000 from the six months ended September 30, 2002 to the comparable period in fiscal 2004. Management believes that this is primarily due to customers delaying purchases while working off stocks purchased at lower prices during a sales incentive plan in late 2002 and early 2003. While supplies sales have not recovered in total to prior year levels, volume has begun to increase slowly over the past quarter and management believes that this trend will continue.

Gross Profit -

         The overall gross profit remained relatively flat at 28% for the quarter ended September 30, 2003, compared to the same period in 2002. For the year-to-date period ended September 30, 2003, gross profit as a percentage of sales rose to 26% compared to 21% for the comparable period last fiscal year.

         Systems gross profit includes high-speed inserters, as well as, inc.jet imager hardware. Systems gross profit was $774,000 for the second quarter of fiscal 2004 compared to a profit of $974,000 for the comparable period in fiscal 2003. For the six month period ended September 30, 2003, systems gross profit declined to $514,000 from $968,000 for the same period last year.

         High speed inserter assembly gross profit declined from $750,000 to $331,000 for the quarters ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003 and 2002, gross profit declined to a loss of $173,000 from a profit of $568,000. The primary reason for the decline both for the quarter and year-to-date was the reduction in sales volume. Offsetting the decline in sales, cost of sales decreased by $63,000 for the quarter and $646,000 year-to-date for the period ended September 30, 2003 compared to the comparable periods last year. Materials costs as a percentage of revenues for the quarter increased to 44% from 38% from the comparable period last year. This primarily resulted from the use of completed modules in production. Over the past year, the Company has been producing modules for stock in anticipation of system orders. The use of these modules in production changes the timing of material costs into production but overall significantly decreases the production time. Overall, labor and overhead costs for the quarter fell $26,000, from $1,066,000 to $1,040,000. Year-to-date, labor and overhead cost have decreased from $2,100,000 to $1,900,000 due to continuing cost saving programs.

         inc.jet imager gross profit increased by $164,000, from $251,000 to $415,000, for the quarters ended September 30, 2003 and 2002, respectively. For the same periods, gross profit as a percentage of sales has decreased from 82% to 70%. Gross profit for the six month periods ended September 30, 2003 and 2002 has increased from $425,000 to $650,000, respectively. For the six month periods, gross profit as a percent of sales has also declined to 70% from 79%. While the increase in gross profit is driven by the increased sales volume, the decline in gross profit as a percentage of sales is primarily the result of reduced pricing on the older model imagers and also a slightly higher cost for the jet.engine(TM) imager.

         Maintenance gross profit increased $131,000, to $962,000 from $831,000, for the three month periods ended September 30, 2003 and 2002, respectively and increased $750,000 for the six months ended September 30, 2003 compared to the same period in fiscal year 2003. Gross profit as a percentage of revenues increased to 34% from 29% for the three months ended September 30, 2003 compared to September 30, 2002. The gross profit percentage for the six month period ended September 30, 2003 also increased to 37% from 25% during the comparable period in fiscal 2003. The increase in both dollars and percentage are due to three main factors: (1) an increase in new contracts with higher margins; (2) continuing reductions in service overhead, and; (3) the use of certain spare parts obtained for a nominal cost as discussed in Note 3 of the "Notes to Condensed Consolidated Financial Statements" above resulting in a reduction in parts cost of sales of $141,000 for the three months ended September 30, 2003 compared to $94,000 in the similar period last year. The effect of the usage of these parts over the six month period ended September 30, 2003 was $403,000 compared to $94,000 for the same period last year. Future reductions in maintenance cost of sales based on similarly obtained parts are expected to approximate $350,000 over the next several years.

         In terms of dollars, inc.jet supply gross profit has remained fairly stable at $87,000 for the quarters ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, gross profit has increased $12,000, from $154,000 to $166,000. In terms of percentage, gross profit has increased from 12% to 15% both for the quarter and year-to-date. The increase in gross profit percent is mainly due to a reduction in sales discounts from year to year.

         Operating Expenses -

         Total operating expenses decreased by $208,000 from $2,083,000 to $1,875,000 for the three month periods ended September 30, 2003 and 2002, respectively. Operating expenses year-to-date have increased slightly by $39,000 from $3,792,000 to $3,831,000.

         Selling and administrative expenses include selling and marketing expenses as well as general administrative costs. These expenses have declined for both the quarter and year-to-date periods compared to the comparable periods in the prior year. For the quarter, expenses declined $183,000 from the comparable period last year and year-to-date have declined $86,000.

         Selling and marketing expenses have increased over the comparable periods last year by $99,000 quarter to quarter and $192,000 year-to-date. The increases in both periods are the result of higher commissions paid on orders booked.

         Administrative expenses have decreased by $282,000 for the quarter and $278,000 year-to-date. The decreases arise from a number of factors. Healthcare costs have declined $109,000 for the quarter and $139,000 year-to-date. At September 30, 2002, the Company had just changed its medical insurance coverage to fully insured from self-funded. At that time, the Company was paying both the premiums for the new coverage and also funding the remaining claims under the old policy. In addition, the Company's agreement with Connecticut Innovations, Inc. expired as of December 31, 2002. As of the quarter and six months ended September 30, 2002, the Company had accrued $44,000 and $87,000, respectively. Finally, other various expense categories are significantly lower than prior years, including professional fees, royalties and depreciation.

R & D Expense -

         R & D expense has declined $25,000 quarter over quarter as a result of the completion of the Series W project in late fiscal 2003. The expense has increased $125,000 during the six month period ended September 30, 2003 compared to the same period last year due to the on-going development expenses related to the inc.jet jet.engine(TM).

Interest Expense -

         Interest expense has increased for the quarter and year to date as a result of the additional borrowings primarily during the first quarter of fiscal 2004.

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

         Under the Company's normal sales policy pertaining to high-speed inserter assembly systems, approximately 50% of the sales price of each high-speed assembly system is received by the Company within 30 days from the time an order is placed; approximately 40% is received at the time the system is shipped and the remaining 10% is received approximately 30 days after delivery of the system. As a result, the Company receives a significant cash flow benefit from the receipt of new orders. In general, the Company's cash flows from operating activities are significantly affected by the timing of the billings to customers and the payments to vendors for systems under production.

         For the six months ended September 30, 2003, the Company incurred a net loss of $1,101,619. In addition, the Company used $1,526,553 of cash for operating activities and had a deficiency in working capital at September 30, 2003 of $3,085,461, primarily attributable to notes payable and current maturities of long-term debt due to related parties.

         In fiscal 2003, Gunther Partners, a shareholder, loaned the company $1,100,000 under an 8% note. During the first quarter of fiscal 2004, the note was made payable on demand at any time on or after April 1, 2004. During the first quarter of fiscal 2004, Mr. Spiegel, a board member and shareholder, loaned the Company an aggregate of $700,000 under two 8% notes due and payable on demand at any time on or after April 1, 2004. As of October 7, 2003, Mr. Spiegel assigned these notes to Gunther Partners. On June 30, 2003, Gunther Partners loaned the Company an additional $2,000,000 under an 8% note due and payable on demand at any time on or after April 1, 2004. The Company is currently in negotiations with Gunther Partners to extend the due dates of these notes to a date that is beyond March 31, 2005. The Company does not currently have sufficient funds available to repay an appreciable portion of the amounts owed to Gunther Partners and still meet its other obligations.

         In September 1992, the Company entered into separate royalty agreements with seven founding stockholders (the "Founders"), pursuant to which the Company is obligated to pay the Founders an aggregate royalty equal to 1% of all the Company's sales (as defined) up to a maximum of $12,000,000 (of which approximately $1,500,000 has been paid through September 30, 2003). See Note 5 to the Condensed Consolidated Financial Statements of the Company. In May and June 2003, four of the Founders who collectively held a 67.3% interest in the aggregate royalty (the "Selling Founders") approached the Company and offered to release their future interest in the royalty in exchange for a lump-sum payment. Based on their combined interest in the aggregate royalty, the Selling Founders may have been entitled to receive additional future royalty payments up to approximately $7,100,000, but the Selling Founders offered to release their future interest in the royalty for a lump-sum payment of $571,377. The Company did not have sufficient cash reserves to take advantage of this opportunity, so Gunther Partners accommodated the transaction by purchasing the royalties from the Selling Founders in exchange for the lump-sum payment and transferring the rights to the royalties to the Company in exchange for promissory notes with an aggregate principal amount exactly equal to the lump-sum payment. The notes bear interest at 8% per annum and provide for principal and interest payments in an amount equal to the amount that otherwise would have been due and payable under the retired royalty agreements. Thus, while these agreements will have no effect on short-term liquidity, the Company will realize significant savings over the term that the royalty agreements otherwise would have remained outstanding. The maximum remaining royalty that may be required to be paid to the remaining founders contingent upon the Company attaining certain revenue levels is $3,400,000.

         The ability of the Company to continue as a going concern is dependent on extending the due dates of amounts due to Gunther Partners or obtaining financing to support its liquidity needs until it achieves a sufficient order flow to generate profitable operating results and positive cash flows from operating activities. The accompanying financial statements do not include any adjustments to the amounts or classification of assets and liabilities which might be required should the Company be unable to continue its operations in the ordinary course of business.

         On a going forward basis, management is cautiously optimistic that the Company's operating results will improve during the remainder of fiscal 2004. The Company has several excellent short-term sales prospects. Also, as can be seen from the quarterly results, there are a number of significant decreases in operating expenses which are expected to be realized over the remainder of the fiscal year. The Company believes that the improvement in operating results combined with cash on hand of $1,300,000 as of September 30, 2003 will be sufficient to fund operations for the remainder of fiscal 2004, provided that the Company is able to negotiate an extension of the due dates of the notes payable to Gunther Partners.

INFLATION

         The effect of inflation on the Company has not been significant during the last two years.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. Some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following: (i) general economic conditions and growth rates in the finishing and related industries; (ii) competitive factors and pricing pressures; (ii) changes in the Company's product mix; (iii) technological obsolescence of existing products and the timely development and acceptance of new products, including the jet.engine(TM) system; (iv) inventory risks due to shifts in market demands; (v) component constraints and shortages;
(vi) the continued improvement and expansion of manufacturing capacity and efficiency; (vii) the continued availability of financing; (viii) the ability to generate increased sales meeting or exceeding projected levels; (ix) continued adherence with the Company's current pricing policy, which generally calls for the payment of a 50% deposit on all orders of high-speed assembly systems; (x) the timely receipt of customer payments on or near the due dates for such payments; and, (xi) the ability to extend the due dates of the notes payable to Gunther Partners. The Company does not undertake to update any forward-looking statement made in this report or that may from time-to-time be made by or on behalf of the Company.

ITEM 3. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures -

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A. The 2003 Annual Meeting of Stockholders was held on September 18, 2003 at the Company's corporate office in Norwich, Connecticut.

    B.   The following individuals were elected as directors at the Annual
         Meeting:

        Name                       Votes For             Votes Withheld
        ----                       ---------             --------------
James A. Cotter, Jr.               19,134,204                 1,950
Edward F. Hacker                   19,134,204                 1,950
Steven S. Kirkpatrick              19,134,204                 1,950
Marc I. Perkins                    19,134,204                 1,950
Robert Spiegel                     19,134,204                 1,950
Thomas M. Steinberg                19,134,204                 1,950

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

         3.3 By-Laws of the Company, as amended (filed as Exhibit 3(iv) to the registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1998, and incorporated herein by reference).

         10.1 Transfer and assignment to Gunther Partners LLC dated October 7, 2003 of Promissory Notes originally dated May 6 and June 19, 2003 made by the registrant to Robert Spiegel.

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

         GUNTHER INTERNATIONAL LTD.
         (Registrant)

                /s/ John K. Carpenter                    Date: November 11, 2003
          --------------------------------------------
          John K. Carpenter
          Chief Financial Officer and Treasurer
          (On behalf of the Registrant and as
          Principal Financial and Accounting Officer)